Form 10-K
period 2022-12-31
JOCOM HOLDINGS CORP.
filed 2023-04-14
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-265850

JOCOM HOLDINGS CORP.

(Exact name of registrant issuer as specified in its charter)

Nevada	38-4177722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit No. 11-1, Level 11, Tower 3, Avenue 3, Bangsar South, No. 8 Jalan Kerinchi,
59200 KUALA LUMPUR, MALAYSIA

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +6012 3399937

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The OTC Market – OTCQB

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2022
Common Stock, $.0001 par value	57,600,000

Jocom Holdings Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Jocom Holdings” are references to Jocom Holdings Corp, a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

Jocom Holdings Corp. was incorporated on January 8, 2021 under the laws of the state of Nevada.

The Company, through its subsidiary, engaged in providing data analytic services, which cover customer behavior and predictive customer analysis, to, at present, one client.

On April 15, 2021, the Company acquired 100% of the equity interests in Jocom Holdings Corp. (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. In consideration of the equity interests of Jocom Holdings Corp., Ms. Chua was compensated $100 USD.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	Jocom Holdings Corp.	Labuan, January 26, 2021	100 share of ordinary share of US$1 each	Data Analytic Software Solution

Business Overview

Jocom Holdings Corp., a Nevada Corporation, is a company that operates through its wholly owned subsidiary, Jocom Holdings Corp., a Company organized in Labuan, Malaysia. The Nevada and Malaysia corporations share the same exact business plan.

Note: The purpose of the Labuan, Malaysia Company is to function as the current regional hub, carrying out the majority of physical operations of the Company. Initially, we intend for our services to cover the whole of mainland of Malaysia. The Labuan company is part of our international business structure that encompasses our expansion plans and provides other trade and tax benefits.

Data Analytic Software Solution

Jocom Holdings Corp currently provides data analytic services in relation to analyzing customers’ buying patterns as it relates to grocery items.. It also makes predictions on customers’ consumption manners, and assists e-commerce businesses and grocery retailers in optimizing their product placements with customers. The services are provided through using in house developed data analytic software solution namely “JOCOM AI Smart Platform”, which was developed by our CEO, Mr. Sew based on his past experience in the software development and fresh grocery industry. JOCOM AI Smart Platform is a subscription-based web software. Our sole client at this time, who is also a related party of the Issuer, is an e-commerce platform operator located in Malaysia. In the future we plan to expand our services to additional customers and to customers in other geographic regions in Southeast Asia.

“Logistic Predictive Algorithm”

We plan to expand our software solution to cover the logistic segment by developing a logistic prediction algorithm. This software solution will take into account several factors such as fleet availability, incoming orders, traffic conditions etc., to create a real-time simulation and provide the best possible routes and delivery options, thus increasing delivery efficiency and saving costs.

We believe the biggest challenges for local store-based grocery retailers and online grocery stores is timeliness of orders and reliability of delivery to customers which is essential in building a loyal customer base and retaining existing customers. Given this, we believe that a software solution with logistic prediction algorithm is essential for grocery retailers and online grocery stores for the logistical management of their grocery products. Our software solution will have a user interface with logistic service provider and logistic operator so grocery retailers could integrate their system with their logistic provider partners system.

Our logistic engine will take in location data and any real-time road conditions to allow for a smoother and faster delivery system. Our delivery partner will feed location and road data, such as bumpy roads, traffic lights, speed cameras, potholes or even accident-prone areas, automatically into our engine to ensure end users get their parcel and delivery on time.

On cross border trade, our logistic engine will be able to align with multiple 3rd party logistics provider and integrate with them to the extent of cross border, by regional, outstation, suburb, cities, and choose the fastest route to send products to international end user in the best effort modelling. The selection of various and multiple logistic will be made possible by integrating to DHL, FedEx, post offices, PO boxes and even a scheduled 3rd party logistic upon arrival on the different countries. The shipping by air and sea freight will allow the tracking of the parcel on real-time basis.

At present, all plans pertaining to the future development of our data analytic software solution are in development, and we cannot state with any certainty how much time, capital, or other resources will be required to fully develop our data analytic software solution.

“JOCOM Mobile Commerce Platform”

Traditionally, we believe manufacturers were at the mercy of selling via wholesalers and retail chains, as it was extremely difficult to reach the end consumer directly if they operated independently. Nonetheless, with the emergence of e-commerce platforms like Shopify, WooCommerce, and marketplaces like Amazon and Etsy, entrepreneurs have opened their own stores and thus began D2C manufacturing or Factory-to-Consumer (F2C).[18]

The mission of our company is to address and develop solutions that impact the lives of both consumers and businesses through m-commerce technology. We intend to provide a total integrated solution that protects both consumers and vendors. Jocom Holdings Corp will be able to provide a convenient way to assist traditional businesses by providing the platform of latest technology connecting to rural farmers, producers and vendors with affluent consumer via e-commerce. This will greatly increase the margins of producers and subsequently removing intermediaries and inefficiencies along the supply chain line, enabling transfer of value directly from point-to-point. We believe that customers will be able to shop for items at their own leisure and in the comfort of their own home by browsing through the different categories or using the search function bar and making payments through credit cards and or other major internet payment gateway solutions.

We intend to eventually develop into a full-fledged m-commerce (Mobile commerce) platform specialized in online groceries and shopping. Though data collected from our analytic software solution and publicly available information, we anticipate that our system will automate the customer acquisition modelling, a process which automatically identifies the best potential leads and establishes the best strategies to convert user traffic into active customers.

For the farmers/producers/vendors side, our system will generate a list of information, including but not limited to, gender, age, monthly consumption, demographic area etc., and product types that we believe would most appeal to them based on this information. This information will also be automatically categorized into various product types, such as dry, powder, liquid, chilled, frozen and other keywords. The data AI engine will then give suggestion on monthly output for products of same category on a household basis, thus it could be used for production forecasting and sales forecasting purposes. We believe this will support brands and manufacturers to not under or overproduce.

A further 12 months sales cycle of similar products that exist in our database can then be compared, on one-to-one or group basis. We believe our AI engine can eventually produce more precise prediction and replace the forecasting of retailers and hypermarket, thus speeding up the sales process of particular SKU in the shortest time frame.

We intend that our grocery e-modules will able to integrate with other e-commerce platforms to sell our specialty, namely Asian Groceries, to other SEA and International countries via a cross border logistic integration.

Patents

Via our wholly owned subsidiary, Jocom Holdings Corp., we own the rights to a propriety analytics platform, “JOCOM AI SMART PLATFORM”, referred to herein as, “the Software”, which analyzes buying patterns and customer behaviors of consumers of grocery items within Malaysia. We also have an interface that allows users to purchase and have delivered grocery items delivered. Our Software is able to integrate on our interface and analyze data from the interface. Amongst other things, the Software can analyze customer behaviors, predict customers behaviors, and optimize product placement.

The Patent and Trademark number is LY2021W02673. The patent covers the geographic area of Malaysia.

The details of the Patent can be found at the following source: https://iponlineext.myipo.gov.my/SPHI/Extra/IP/Mutual/Browse.aspx?sid=637880787831647295

Marketing

Our current marketing plans are still at an initial stage. Going forward we intend to introduce Facebook campaigns and various online advertisement to promote our services. We plan to introduce vouchers, a loyalty program, bulk purchases, discount campaigns and other strategies that would increase awareness of our brand. We will also expand our offerings to include other categories such as healthy snacks and organic food.

The Company will position itself to market with a mobile e-commerce application that includes the ability to check stock in local stores, or sending push notifications when users get within a certain range of a local warehouse to be able to target them with personalized offers.

The Company plan to focus its intention on cultivating a positive customer experience by managing both orders and returns. Features such as delivery and returns tracking will be integrated to give users more control and engagement with the buying process. We believe that creating membership and loyalty rewards options will also keep customer coming back.

The Company intends to integrate and build machine learning into the sales platform, allowing it to track behavior and predict user needs, simultaneously boosting Jocom Holdings Corp’s sales and improve customer experience.

Positioning Jocom Holdings Corp as an environment and or health-conscious brand would be a strong differentiator in the market, since the competition has not adopted this strategy.

Competition

Jocom Holdings Corp’s will be in direct negotiation and contact with vendors, manufacturers, wholesalers and main distributors in the grocery supply chain, which we believe will allow the company to enjoy up to 20% gross margin, while keeping only minimal product stock. The Company intends to attract vendors, as many of them are not IT-savvy or familiar with e-commerce operations but wish to participate in the growing internet business. Dealing directly with Jocom Holdings Corp also allows better margin for vendors as the company handles the logistics and distribution i.e. order picking, sorting and delivery (with cold storage support) which save vendors’ cost and ensure efficient and fresh delivery to the customers. At present our competition is comprised of any and all company’s offering online grocery shopping within Malaysia and ASEAN, although we believe that our intended 24 hour deliver, our anticipated gross margins, the utility of our mobile application, and our officers’ business connections, all provide us with a significant competitive advantage.

Employees

As of December 31, 2022, the company has a total of 2 full-time employees at our headquarter office in Kuala Lumpur, Malaysia which includes our founder and Chief Executive Officer Mr. Sew, and our co-founder & Chief Financing Officer, Ms. Chua. Currently, all of our employees, Officers and/or Directors have the flexibility to work on our business up to 30 hours per week, but are prepared to devote more time if necessary.

As our business and operations increase, we plan to hire full time management, technical and administrative support personnel. Our CEO, Mr. Sew, who graduated with a Computer Science degree and has more than 20 years of extensive experience in IT and software development, will be the key officer developing our technology infrastructure.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers, Directors or employees.

Government Regulation

At present, we are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and supervisory requirements.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our office is located at Unit No. 11-1, Level 11, Tower 3, Avenue 3, Bangsar South, No. 8 Jalan Kerinchi, 59200, Kuala Lumpur, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest averse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of December 31, 2022, we had 57,600,000 shares of our Common Stock par value, $.0001 issued and outstanding. There were 53  beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-8436.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

Currently, there is no unregistered sales of equity securities.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2022.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

Jocom Holdings Corp., a Nevada Corporation, is a company that operates through its wholly owned subsidiary, Jocom Holdings Corp., a Company organized in Labuan, Malaysia. The Nevada and, Malaysia corporations share the same exact business plan.

We currently provide data analytic services, which cover customer behavior and predictive customer analysis, to, at present, one client. Our present client, a Malaysia company named Jocom Mshopping Sdn Bhd, who is a related party, runs an e-commerce platform operator located in Malaysia. Our inhouse data analytic software solution, namely “JOCOM AI Smart Platform”, is developed by our CEO, Mr. Sew, through his past experience in software development and the fresh grocery industry. JOCOM AI Smart Platform is a subscription based web software. Via our wholly owned subsidiary, Jocom Holdings Corp., we own the rights to a propriety analytics platform, “JOCOM AI SMART PLATFORM”, referred to herein as “the Software”, which analyzes buying patterns and customer behaviors of consumers of grocery items within Malaysia. We also have an interface that allows users to purchase and schedule grocery delivery. Our Software is able to integrate on our interface and analyze data from the interface. Amongst other things, the Software can analyze customer behaviors, predict customers behaviors, and optimize product placement.

Our office and mailing address is Unit No. 11-1, Level 11, Tower 3, Avenue 3, Bangsar South, No. 8 Jalan Kerinchi, 59200, Kuala Lumpur. We lease our office space monthly at a cost of approximately RM 7,303.40 (equal to approximately $1,677 USD as of today’s conversion rate). The office space is leased from Ms. Chua Hwee Ping, our Chief Financial Officer, President, Secretary, Treasurer and Director.

Results of Operations for the year and period ended December 31, 2022 and 2021

Revenues

The Company generated revenue of $96,000 and $8,000 for the year and period ended December 31, 2022 and 2021. The revenue was a result of a service fee paid by a client to carry out data analytic services on the Southeast Asian online grocery market via our software solution..

Cost of Revenue and Gross Margin

For the year and period ended December 31, 2022 and 2021, the Company did not have any cost of revenue. The Company generated gross profits of $96,000 and $8,000 for the year and period ended December 31, 2022 and 2021.

Other Income

For the year and period ended December 31, 2022 and 2021, the Company generated other income of $53,637 and $2,905 from foreign currency variations.

Selling and Distribution Expenses

For the year ended December 31,2022, and 2021, the Company did not have any selling and distribution expenses.

General and Administrative Expenses

General and administrative expenses for the year and period ended December 31, 2022 and 2021 amounted to $577,964 and $137,354 respectively. These expenses are primarily comprised of consultancy fees for listing advisory and professional fee.

Net Loss

The net loss for the year was $428,327 , for the year ended December 31, 2022 as compared to $127,829 for the period ended December 31, 2021. The increase in net loss was mainly from the increase in listing fees. Taking into the loss for the year ended December 31, 2022, the accumulated loss for the Company has increased from $127,829 to $556,156.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $56,043 as compared to $374,322 for the period ended December 31, 2021. We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the year and period ended December 31, 2022 and 2021, net cash used in operating activities was $294,054 and $121,077. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided In Financing Activities

For the year and period ended December 31, 2022 and 2021, net cash used in and provided by financing activities were $22,062 and $495,400. These was the result of lease payments and monies collected from the sales of our common stock.

On January 8, 2021, one of the founders of the Company, Ms. Chua, purchased 100,000 shares of restricted common stock of the Company at a par value of $0.0001 per share. The monies from this transaction, which total $10, went to the Company to be used as initial working capital.

Between the period of January 8, 2021 to June 1, 2021, the Company sold shares of common stock to 6 foreign parties, all of which do not reside in the United States. A total of 53,900,000 shares of restricted common stock were sold at a price of $0.0001 per share. The total proceeds to the Company amounted to a total of $5,400 and went to the Company to be used as working capital.

Between the period of June 20, 2021 to July 20, 2021, the Company issued 2,300,000 shares of restricted common stock to 23 foreign parties, all of which do not reside in the United States. A total of 2,300,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $230,000 and went to the Company to be used as working capital.

Between the period of July 25, 2021 to September 10, 2021, the Company issued 1,300,000 shares of restricted common stock to 26 foreign parties, all of which do not reside in the United States. A total of 1,300,000 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $260,000 and went to the Company to be used as working capital.

For the year ended December 31, 2022, there was no net cash provided by financing activities.

As of December 31, 2022 the Company has 57,600,000 shares of common stock issued and outstanding.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4a(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Cash Used In Investing Activities

During the year ended December 31, 2022, the cash used in investing activities was $2,163 mainly from the lease of office. During the period ended December 31, 2021, we purchased an intangible asset (the Jocom AI Platform) in the amount of $1.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries for the year ended December 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiaries, Jocom Holdings Corp. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the year reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Categories	Estimated useful life
Renovation	2 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations

Leases

Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. (see Note 6).

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue. The Company derives its revenue from provision of technical consultancy on solar power system and consultancy on green energy solution.

Cost of revenue

Cost of revenue includes the cost of services in providing business mentoring, nurturing, incubating and corporate development advisory services

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2022, the Company incurred a net loss of $428,327, suffered an accumulated deficit of $556,156, capital deficiency of $60,756 and negative operating cash flows of $294,054. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“MYR”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from MYR into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended December 31,
	2022	2021

Year-end RM: US$1 exchange rate	4.390	4.174
Year-average RM: US$1 exchange rate	4.278	4.182

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Sew Wen Chean (“Joshua”)	42	Chief Executive Officer, Director
Chua Hwee Ping (“Agnes”)	48	Chief Financial Officer, President, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Sew Wen Chean (“Joshua”) – Chief Executive Officer, Director

Mr. Sew graduated from Monash University in 2004 with a degree in Computer Science.

Mr. Sew has more than 10 years experiences in the IT industry since 2002 when he first joined a US-based NexusOnDemand.com as programmer. In 2004, he was appointed as regional sales director (Asia Pacific) of Nexus Software Solutions Sdn Bhd (Nexus Digital Signs), a full turnkey solutions provider specializing in digital signage software and hardware development. He served in this role until 2009.

During his tenure with NexusOnDemand.com, Mr. Sew completed projects for reputable clients including Low Yat group, Bank Negara Malaysia UEM Berhad, The Star, Subang Terminal Skypark and Shanghai CISCO Customer Service Centre in China. He gained extensive experience in the Asia Pacific region working with various system integrators, consultants and partners to complete large scale projects involving supply, installation integration, commissioning and testing of digital signage solutions.

Along with his professional career in the IT industry, Mr. Sew acquired the capability to design and architect customized hardware and software as well as development of full turnkey solutions.

In 2011, in view of the potential growth prospect of e-commerce and mobile commerce, and the confidence to build a fully integrated complete solution for online and mobile commerce, he made several e-grocery solutions that provide middle-integrated software to sellers that allow them to conduct e-commerce operations in ASEAN.

Mr. Sew has extensive knowledge in e-Commerce and logistics as he currently holds the position of Chairman of the Malaysia Digital Chamber of Commerce (MDCC) and he was previously President until the end of his term in September 2018. Mr. Sew has Fintech experience and also various technology implementation in the industry.

Chua Hwee Ping (“Agnes”) – Chief Financial Officer, President, Secretary, Treasurer, Director

Ms. Chua has been actively involved in the business and capital market industry for the past 20 years and has acquired skills in creating effective business models to continuously adapt to changes in business and industrial environments as well as evolving market needs.

Ms. Chua received certification by the Association of the Chartered Certified Accountants in 2003. She holds several positions in business associations including Vice Chairlady of Ladies Entrepreneur Bureau of Asean Retail-Chains and Franchise Federation, Vice Chairlady of Women in Logistics and Transportation (WILAT), a member of National Association of Women Entrepreneur Association (MCWEA) and advisory roles in various business organizations.

Ms. Chua started her career as an investment officer for Megaton Holdings Sdn Bhd from 2003 to 2005. In 2007, she joined Eurway Sdn Bhd as its CFO and subsequently she was appointed as managing director for Noah Communication Sdn Bhd in 2008. She was also appointed a senior dealer representative of Hong Leong Group Securities Sdn Bhd in 2007 when she expanded her knowledge on securities and its related regulations. Between 2010 and 2013, she was the CFO of 1 Media Medium Sdn Bhd.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer and Director, Sew Wen Chean, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2022, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sew Wen Chean	2022	-	-	-	-	-	-	-	-
(Chief Executive Officer, Director)	2021	-	-	-	-	-	-	-	-
Chua Hwee Ping	2022	-	-	-	-	-	-	6,795	6,795
(Chief Financial Officer, President, Secretary, Treasurer, Director)	2021	-	-	-	-	-	-	-	-

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2022, the Company has 57,600,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2022, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Sew Wen Chean, Title: Chief Executive Officer, Director Address: 64, Jalan SS 24/10, Taman Megah, 47301 Petaling Jaya, Selangor Dahrul Ehsan, Malaysia	19,000,000	32.99%	32.99%
Chua Hwee Ping[2], Title: Chief Financial Officer, and Director Address: No. 15, Desa Residen 2, Levenue Desa Park City, 52200, Kuala Lumpur Malaysia	19,000,000	32.99%	32.99%

All of executive officers and director as a group	38,000,000	65.97%	65.97%

5% or greater shareholders (excluding officers/directors)
SEATech Ventures Corp. Address: 11-05 & 11-06, Tower A Ave 3, Vertical Business Suite, Jalan Kerinchi Bangsar South, 59200 Kuala Lumpur	8,500,000	14.76%	14.76%
JTalent Sdn. Bhd.	5,500,000	9.55%	9.55%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (57,600,000 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 57,600,000 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On January 8, 2021 Ms. Chua Hwee Ping was appointed President, Secretary, Treasurer and Director of the Company.

On January 8, 2021, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Ms. Chua in consideration of $10. The $10 in proceeds went to the Company to be used as working capital. Ms. Chua currently serves as our Chief Financial Officer, President, Secretary, Treasurer and as member of our Board of Directors.

On April 15, 2021, we, “the Company” acquired 100% of the equity interests of Jocom Holdings Corp. (herein referred to as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia. Prior to the acquisition of the Malaysia Company, it was solely controlled by Ms. Chua Hwee Ping. In consideration of the equity interests of Jocom Holdings Corp., Ms. Chua Hwee Ping was compensated $100 USD.

Between the period of January 8, 2021 to June 1, 2021, the Company sold shares of common stock to 6 foreign parties, all of which do not reside in the United States. A total of 53,900,000 shares of restricted common stock were sold at a price of $0.0001 per share. The total proceeds to the Company amounted to a total of $5,400 went to the Company to be used as working capital.

Between the period of June 20, 2021 to July 21, 2021, the Company issued 2,300,000 shares of restricted common stock to 23 foreign parties, all of which do not reside in the United States. A total of 2,300,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $230,000 went to the Company to be used as working capital.

It should be noted that out of these 23 foreign parties, 4 individuals namely Sew Wen Farn, Sew Wen Kuan, Sew Wen Tak and Sew Wen Ya are siblings of our Chief Executive Officer and Director, Mr. Sew Wen Chean.

Between the period of July 25, 2021 to September 10, 2021, the Company issued 1,300,000 shares of restricted common stock to 26 foreign parties, all of which do not reside in the United States. A total of 1,300,000 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $260,000 went to the Company to be used as working capital.

It should be noted that out of these 26 foreign parties, 1 individual namely Sew Wen Kuan is sibling of our Chief Executive Officer and Director, Mr. Sew Wen Chean.

On December 30, 2021 Ms. Chua Hwee Ping was appointed Chief Financial Officer of the Company.

On December 30, 2021 Mr. Sew Wen Chean was appointed Chief Executive Officer and Director of the Company.

As of December 31, 2022, expenses of $9,270 were paid for by our directors, Ms. Chua Hwee Ping and Mr. Sew Wen Chean. As of December 31, 2021, a deposit of $579 was made by our director, Ms. Chua Hwee Ping, for opening a Company bank account. The amounts are unsecured, interest-free and repayable on demand.

Our office and mailing address is Unit No. 11-1, Level 11, Tower 3, Avenue 3, Bangsar South, No. 8 Jalan Kerinchi, 59200, Kuala Lumpur. We lease our office space monthly at a cost of approximately RM 7,303.40 (equal to approximately $1,677 USD as of today’s conversion rate). The office space is leased from Ms. Chua Hwee Ping, our Chief Financial Officer, President, Secretary, Treasurer and Director.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Audit fees	$22,100	$11,100
Audit related fees	23,780	-
Tax fees	4,720	720
All other fees	-	-
Total	$50,600	$11,820

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of JOCOM HOLDINGS CORP. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No.4 (File No. 333-265850) on November 30, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOCOM HOLDINGS CORP.
(Name of Registrant)

Date: April 14, 2023	By:	/s/ SEW WEN CHEAN
	Title:	Chief Executive Officer, Director

JP CENTURION & PARTNERS PLTAF00236625093

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Jocom Holdings Corp.

Unit No. 11-1, Level 11, Tower 3, Avenue 3,

Bangsar South, No. 8, Jalan Kerinchi,

59200 Kuala Lumpur, Malaysia.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jocom Holdings Corp. (the ‘Company’) as of December 31, 2022 and 2021, and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the each of two years in the year and period ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the each of two years in the year and period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the financial year ended December 31, 2022 the Company incurred a net loss of $428,327 and having capital deficiency of $60,756. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recoverability and impairment of trade receivables

The Company recognizes trade receivables USD 48,000 and USD NIL as at December 31, 2022 and 2021 respectively, as disclosed in Note 8 to the consolidated financial statements. Subsequent to recognition of allowance for doubtful debt, the trade receivables as represents approximately 38% and 0% of the Company’s total assets for respective financial year and period.

We focus and assess the recoverability of the trade receivables involved judgements and estimation uncertainty in analyzing historical trend in bad payment, indicators of expected credit losses (ECL), customer concentration, customer creditworthiness and customer payment terms and adjusted for forward looking macro-economic factors. Auditing trade receivables is an essential component of the financial audit process.

Our audit procedures in this area among others to test the existence, completeness, accuracy, and valuation of trade receivables included the following:

(a)	Obtaining debtor confirmation requests to the Company’s customers to confirm the balances of their outstanding receivables;
(b)	Reviewing ageing analysis of receivables and testing the reliability thereof;
(c)	Reviewing subsequent collections for major receivables and overdue amount;
(d)	Making inquiries of management regarding the action plans to recover overdue amount;

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

14 April 2023

PCAOB ID: 6723

JOCOM HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 and 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31, 2022	As of December 31, 2021

ASSETS
NON-CURRENT ASSETS
Intangible asset	1	1
Plant and equipment, net	1,081	-
Lease asset – right of use	18,629	-
Total Non-Current Assets	$19,711	$1

CURRENT ASSETS
Trade receivable	48,000	-
Other receivable and deposits	377	1,271
Cash and bank balances	56,043	374,322
Total Current Assets	$104,420	$375,593

TOTAL ASSETS	$124,131	$375,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals	153,460	6,064
Amount due to directors	9,270	579
Income tax payable	1,380	1,380
Leased Liabilities	20,777	-
TOTAL CURRENT LIABILITIES	$184,887	$8,023

TOTAL LIABILITIES	$184,887	$8,023

STOCKHOLDERS’ EQUITY
SHAREHOLDER EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 57,600,000 shares, and 57,600,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021 respectively	5,760	5,760
Additional paid-in capital	489,640	489,640
Accumulated losses	(556,156)	(127,829)
TOTAL STOCKHOLDERS’ EQUITY	$(60,756)	$367,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,131	$375,594

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	December 31, 2022	December 31, 2021

Revenue	$96,000	$8,000

Gross profit	96,000	8,000

Other Income :
Foreign exchange gain	53,637	2,905

Operating expenses:
General and administrative expenses	(577,964)	(137,354)

Loss before income tax	(428,327)	(126,449)

Income tax provision	-	(1,380)

Net loss for the year	$(428,327)	$(127,829)

Other comprehensive loss:
- Foreign currency translation gain	-	-

Comprehensive loss	$(428,327)	$(127,829)

Net loss per share - Basic and diluted	-	-

Weighted average number of common shares outstanding - Basic and diluted	57,600,000	36,276,164

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Losses	Total Equity
Balance as of January 08, 2021(inception)	100,000	10	-	-	10

Issuance of share capital – founder’s shares	53,900,000	5,390	-	-	5,390
Share issued in private placement completed On 20 July, 2021 at $0.10 per share	2,300,000	230	229,770	-	230,000
Shares issued in private placement completed on 10 September, 2021 at $0.20 per share	1,300,000	130	259,870	-	260,000
Foreign currency translation loss	-	-	-	-	-
Net loss for the period	-	-	-	(127,829)	(127,829)
Balance as of December 31, 2021	57,600,000	5,760	489,640	(127,829)	367,571

Net loss for the year				(428,327)	(428,327)

Balance as of December 31, 2022	57,600,000	5,760	489,640	(556,156)	(60,756)

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2022	For the period ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428,327)	$(126,449)

Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful debts	$32,000	$-
Depreciation and amortisation	$23,658	$-
Interest expense	$1,634	$-

Changes in operating assets and liabilities:
Trade receivable	$(80,000)	$-
Other receivable and deposits	$894	$(1,271)
Other payables and accruals	$147,397	$6,064
Amount due to directors	$8,690	$579
Net cash used in operating activities	$(294,054)	$(121,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	$-	$(1)
Purchase of plant and equipment	$(2,163)	$-
Net cash used in investing activities	$(2,163)	$(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	$-	$10
Payment of lease liabilities	$(22,062)	$-
Proceeds from sale of common stock	$-	$495,390
Net cash used in/provided by financing activities	$(22,062)	$495,400

Effect of exchange rate changes on cash and cash equivalent	$-	$-

Net (decrease)/increase in cash and cash equivalents	$(318,279)	$374,322
Cash and cash equivalents, beginning of year/period	$374,322	$-
CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$56,043	$374,322
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Jocom Holdings Corp. was incorporated on January 08, 2021 under the laws of the state of Nevada.

The Company, through its subsidiaries, engages in providing data analytic software solution services in the Fresh Grocery industry.

On January 26, 2021, the Company acquired 100% of the equity interests in Jocom Holdings Corp. (herein referred as the “Malaysia Company”), a private limited company incorporated in Labuan, Malaysia.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	Jocom Holdings Corp.	Labuan, January 26, 2021	100 share of ordinary share of US$1 each	Data Analytic Software Solution

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2022, the Company incurred a net loss of $428,327, suffered an accumulated deficit of $556,156, capital deficiency of $60,756 and negative operating cash flows of $294,054. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries for the year ended December 31, 2022 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiaries, Jocom Holdings Corp. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the year reported. Actual results may differ from these estimates.

Revenue recognition

The Company follows the guidance of ASC 606, “Revenue from Contracts”. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The revenue generated was a service fee paid by a client to carry out data analytic services in the Southeast Asia online grocery market.

Cost of revenue

Cost of revenue includes the cost of services and product in providing business mentoring, nurturing, incubating and corporate development advisory services

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Intangible Asset

The Company follows the guidance according ASC Topic 350, “Testing Indefinite-Lived Intangible Assets for Impairment” paragraph 350-30-35-18, an intangible asset that is not subject to amortization shall be tested for impairment annually. There is no legal, regulatory, contractual, competitive, economic, or no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the Company, thus the useful life of the asset shall be considered to be indefinite.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Categories	Estimated useful life
Renovation	2 years

Expenditures for maintenance and repairs are expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations

Income taxes

The provision of income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is United States Dollars (“US$”). The Company’s subsidiary in Labuan maintains its books and record in United States Dollars (“US$”) respectively, and Ringgits Malaysia (“RM”) is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2022	2021

Year-end RM: US$1 exchange rate	4.390	4.174
Year-average RM: US$1 exchange rate	4.278	4.182

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayment, deposits, accounts payable and accrued liabilities and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Leases

Effective November 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The implementation of ASC 842 did not have a material impact on the Company’s consolidated financial statements and did not have a significant impact on our liquidity. The Company adopted ASC 842 using a modified retrospective approach. (see Note 6).

Recently Issued Accounting Standards

In September 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning January 1, 2020 and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. COMMON STOCK

On January 8, 2021, the Company issued 100,000 shares of restricted common stock, with a par value of $0.0001 per share, to Ms. Agnes in consideration of $10. The $10 in proceeds went to the Company to be used as working capital. Ms. Agnes serves as our Chief Financial Officer, President, Secretary, Treasurer and as member of our Board of Directors.

On May 1,2021 the Company issued 18,900,000 shares of restricted common stock, with a par value of $0.0001 per share, to Ms. Agnes in consideration of $1,890. The $1,890 in proceeds went to the Company to be used as working capital.

On May 1, 2021 the Company issued 19,000,000 shares of restricted common stock to Mr. Joshua with a par value of $0.0001 per share, in consideration of $1,900. The $1,900 in proceeds went to the Company to be used as working capital.

On June 1, 2021 the Company issued 8,500,000 shares of restricted common stock to SEATech Ventures Corp. with a par value of $0.0001 per share, in consideration of $850. The $850 in proceeds went to the Company to be used as working capital.

On June 1, 2021 the Company issued 5,500,000 shares of restricted common stock to JTalent Sdn. Bhd with a par value of $0.0001 per share, in consideration of $550. The $550 in proceeds went to the Company to be used as working capital.

On June 1, 2021 the Company issued 1,500,000 shares of restricted common stock to GreenPro Venture Capital Limited with a par value of $0.0001 per share, in consideration of $150. The $150 in proceeds went to the Company to be used as working capital.

On June 1, 2021, the Company issued 500,000 shares of restricted common stock to GreenPro Asia Strategic SPC - GreenPro Asia Strategic Fund SP with a par value of $0.0001 per share, in consideration of $50. The $50 in proceeds went to the Company to be used as working capital.

Between the period of June 20, 2021 to July 20, 2021, the Company issued 2,300,000 shares of restricted common stock to 23 foreign parties, all of which do not reside in the United States. A total of 2,300,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $230,000 went to the Company to be used as working capital.

Between the period of July 25, 2021 to September 10, 2021, the Company issued 1,300,000 shares of restricted common stock to 26 foreign parties, all of which do not reside in the United States. A total of 1,300,000 shares of restricted common stock were sold at a price of $0.20 per share. The total proceeds to the Company amounted to a total of $260,000 went to the Company to be used as working capital.

As of December 31, 2022 the Company has an issued and outstanding common share of 57,600,000.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. INTANGIBLE ASSET

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
At cost:	$1	$1
AI Smart Platform	$1	$1

5. PLANT AND EQUIPMENT

Plant and equipment as of December 31, 2022, and December 31, 2021 are summarized below:

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)

Renovation	$2,163	$-
Total	2,163	-
Accumulated depreciation [1]	$(1,082)	$-
Plant and equipment, net	$1,081	$-

[1]	For the year ended December 31, 2022, depreciation expense was $1,082.

6. LEASE

The Company officially adopted ASC 842 for the period on and after November 1, 2019 as permitted by ASU 2016-02. ASC 842 originally required all entities to use a “modified retrospective” transition approach that is intended to maximize comparability and be less complex than a full retrospective approach. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 of which permits entities may elect not to recast the comparative periods presented when transitioning to ASC 842. As permitted by ASU 2018-11, the Company elect not to recast comparative periods, thusly.

As of January 1, 2022, the Company recognized approximately US$40,993, lease liability as well as right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lease liabilities are measured at present value of the sum of remaining rental payments as of January 1, 2022, with discounted rate of 6.60% adopted from Commerce International Merchant Bankers Berhad as a reference for discount rate.

A single lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The initial recognition of operating lease right and lease liability as follow:

Gross lease payable	$43,258
Less: imputed interest	(2,265)
Initial recognition as of January 1, 2022	$40,993

As of December 31, 2022, the operating lease right of use asset as follow:

Initial recognition as of January 1, 2022	$40,993
Accumulated amortization	(22,577)
Remeasurement of lease asset	213
Balance as of December 31, 2022	$18,629

As of December 31, 2022, the operating lease liability as follow:

Initial recognition as of January 1, 2022	$43,258
Less: gross repayment	(22,062)
Less: imputed interest	(1,633)
Remeasurement of lease liability	213
Effect of translation exchange	1,001
Balance as of December 31, 2022	20,777
Less: lease liability, current	20,777
Lease liability, non-current	$-

For the twelve months ended December 31, 2022, the amortization of the operating lease right of use asset was $22,577.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2023 (12 months)	$20,777
Total	$20,777

Other information:

	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$20,777	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$18,629	-
Remaining lease term for operating lease (year)	1	-
Weighted average discount rate for operating lease	5.94%	-%

Lease expenses were $22,062 during the year ended December 31, 2022. The Company adopt ASC 842 on and after November 1, 2019.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. CASH AND CASH EQUIVALENTS

As at December 31, 2022, and December 31, 2021, the Company recorded cash and cash equivalents of $56,043 and $374,322 respectively which consists of cash on hand and bank balances.

8. TRADE RECEIVABLE

Trade receivable consisted of the following as of December 31, 2022, and December 31, 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Trade receivable	$80,000	$-
Allowance for doubtful debts	$(32,000)	$-
Total trade receivable	$48,000	$-

As of December 31, 2022, trade receivable of $80,000 which was related party transactions were netted off with allowance for doubtful debts of $32,000 .. Total outstanding balance for trade receivable is $48,000. The amount is unsecured, interest-free and repayable on demand.

9. OTHER RECEIVABLE AND DEPOSITS

Other receivable and deposits consisted of the following as of December 31, 2022, and December 31, 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Other receivable	$-	$1,271
Deposits	377	-
Total other receivable and deposits	$377	$1,271

As of December 31, 2022, total deposits paid was $377 which mainly from the deposit of rental security and utilities deposit for the increase of lease rental.

As of December 31, 2021, the amount of $1,271 on other receivable are related party transactions and outstanding balances. The amount is unsecured, interest-free and repayable on demand.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of December 31, 2022, and December 31, 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Other payables	$135,052	$-
Accruals	$18,408	$6,064
Total other payables and accruals	$153,460	$6,064

11. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of December 31,2022, and December 31, 2021.

	As of December 31, 2022 (Audited)	As of December 31, 2021 (Audited)
Amount due to directors	$9,270	$579
Total amount due to directors	$9,270	$579

As of December 31, 2022, the amount of $9,270 was mainly due to expenses paid by directors. As of December 31, 2021, the amount of $579 was the deposit made by director for opening of bank account. The amount is unsecured, interest-free and repayable on demand.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAXES

For the year ended December 31, 2022, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2022	For the period ended December 31, 2021
Tax jurisdictions from:
Local	$(342,990)	(132,200)
Foreign, representing
- Labuan	$(85,337)	5,751
Loss before income tax	$(428,327)	(126,449)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2022	For the year ended December 31, 2021

Current:
- Local	$-	$-
-Foreign	-	(1,380)
Income tax expense	$-	$(1,380)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2022, the operations in the United States of America incurred $475,190 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2040, if unutilized.

Labuan

Under the current laws of the Labuan, Jocom Holdings Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY TRANSACTIONS

	As of December 31, 2022	As of December 31, 2021
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$96,000	$8,000

SEATech Ventures (HK) Limited [2]
-Consultation Fee	$280,000	$120,000

[1]	Mr. Joshua our Chief Executive Officer, is the director of Jocom MShopping Sdn. Bhd. while Ms. Agnes our Chief Financial Officer, is the director of Jocom MShopping Sdn. Bhd.

[2]	SEATech Ventures (HK) Limited, through its wholly owned subsidiary of SEATech Ventures Corp. is a 14.8% shareholder of the Company.

14. COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, and December 31, 2021, the Company has no commitments or contingencies involved.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the year ended December 31, 2022 and for the year ended December 31, 2021, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year/period-end are presented as follows:

	For the year ended December 31, 2022			For the year ended December 31, 2021
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$96,000	100%	$48,000	$8,000	100%	$-
	$96,000	100%	$48,000	$8,000	100%	$-

(b) Major suppliers

For the year ended December 31, 2022, and year ended December 31, 2021, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

(c) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower income depending on exchange rate of RM converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

16. SEGMENT INFORMATION

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended December 31, 2022
	US	Malaysia	Total

Revenue	$-	$96,000	$96,000
Cost of revenue	-	-	-
Depreciation and amortization	$-	$23,658	$23,658
Net (loss)/profit before taxation	$(342,990)	$(85,337)	$(428,327)

Total assets	$-	$124,131	$124,131

	For the period ended December 31, 2021
	US	Malaysia	Total

Revenue	-	8,000	8,000
Cost of revenue	-	-	-
Depreciation and amortization	-	-	-
Net (loss)/profit before taxation	$(132,200)	$5,751	$(126,449)

Total assets	$-	$375,594	$375,594

*Revenues and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

18. SIGNIFICANT EVENT

During the fiscal year, the World Health Organization declared the Coronavirus (COVID-19) outbreak to be a pandemic, which has caused severe global social and economic disruptions and uncertainties, including markets where the Company operates.

The Company considers this outbreak as non-adjusting-events. The consequences brought about by Covid-19 continue to evolve and whilst the Company actively monitoring and managing its operations to respond to these changes, the Company does not consider it practicable to provide any quantitative estimate on the potential impact it may have on the Company.

