Form 10-Q
period 2023-03-31
JOCOM HOLDINGS CORP.
filed 2023-05-15
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock, $.0001 par value	57,600,000

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2023 (unaudited) and March 31, 2022 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-18
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	6
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	7
	SIGNATURES	8

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 (Unaudited) AND DECEMBER 31, 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	March 31, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Intangible asset	1	1
Plant and equipment, net	811	1,081
Lease asset – right of use	13,692	18,629
Total Non-Current Assets	14,504	19,711

CURRENT ASSETS
Trade receivables	30,000	48,000
Other receivable and deposits	374	377
Cash and cash equivalents	41,197	56,043
Total Current Assets	$71,571	$104,420

TOTAL ASSETS	86,075	124,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals	174,144	153,460
Amount due to directors	2,519	9,270
Income tax payable	1,380	1,380
Leased Liabilities	15,716	20,777
Total Current Liabilities	$193,759	$184,887

TOTAL LIABILITIES	$193,759	$184,887

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 57,600,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively	$5,760	$5,760
Additional paid in capital	489,640	489,640
Accumulated losses	(603,084)	(556,156)
TOTAL STOCKHOLDERS’ EQUITY	$(107,684)	$(60,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,075	$124,131

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended March 31
	2023	2022

REVENUE	$6,000	$24,000

COST OF REVENUE	$-	$-

GROSS PROFIT	$6,000	$24,000

OTHER INCOME	$3,968	$1

GENERAL AND ADMINISTRATIVE EXPENSES	$56,896	$13,322

(LOSS)/PROFIT BEFORE INCOME TAX	$(46,928)	$10,679

INCOME TAX PROVISION	$-	$-

NET (LOSS)/PROFIT	$(46,928)	$10,679

OTHER COMPREHENSIVE (LOSS)/PROFIT	$-	$-

TOTAL COMPREHENSIVE (LOSS)/PROFIT	$(46,928)	$10,679

Net loss per share, basic and diluted:	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	57,600,000	57,600,00

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three months ended March 31, 2022

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Losses	Total Equity
Balance as of December 31, 2021 (Audited)	57,600,000	5,760	489,640	(127,829)	367,571

Net profit from January 1, 2022 to March 31, 2022				10,679	10,679

Balance as of March 31, 2022 (Unaudited)	57,600,000	5,760	489,640	(117,150)	378,250

Three months ended March 31, 2023

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Losses	Total Equity

Balance as of December 31, 2022(Audited)	57,600,000	5,760	489,640	(556,156)	(60,756)

Net loss from January 1, 2023 to March 31, 2023				(46,928)	(46,928)

Balance as of March 31, 2023 (Unaudited)	57,600,000	5,760	489,640	(603,084)	(107,684)

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/profit	$(46,928)	$10,679
Adjustments to reconcile net (loss)/profit to net cash (used in)/provided by operating activities:
Depreciation and amortisation	5,208	4,907
Interest expense	310	525
Allowance for doubtful debt	24,000	-

Changes in operating assets and liabilities:
Trade receivable	(6,000)	(24,000)
Other receivables and deposits	2	5
Other payables and accruals	20,683	6,379
Amount due to director	(6,751)	2,435
Net cash (used in)/provided by operating activities	(9,476)	930

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(2,163)
Net cash used in investing activity	-	(2,163)

CASH FLOWS FROM FINANCING ACTIVITY:
Payment of lease liabilities	(5,371)	(5,559)
Net cash used in financing activity	(5,371)	(5,559)

Effect of exchange rate changes on cash and cash equivalent	-	-

Net decrease in cash and cash equivalents	(14,847)	(6,792)
Cash and cash equivalents, beginning of period	56,044	374,322
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,197	$367,530
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

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

Details of the Company’s subsidiary:

	Company name	Place/date of incorporation	Particulars of issued capital	Principal activities

1.	Jocom Holdings Corp.	Labuan, January 26, 2021	100 shares of ordinary share of US$ 1 each	Data Analytic Software Solution

For purposes of consolidated financial statement presentation, Jocom Holdings Corp. and its subsidiary are hereinafter referred to as the “Company”.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries (‘the Company’) for the three months ended March 31, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiary, Jocom Holdings Corp. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated upon consolidation.

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

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

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

The Company recognizes lease payments for its short-term lease on a straight-line basis over the lease term in accordance with ASC 842.

The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

In determining the present value of the unpaid lease payments, ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company leases do not provide an implicit rate, the Company uses its incremental borrowing rate as the discount rate for the lease. The Company incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2023, the Company suffered net loss of $46,928, suffered an accumulated deficit of $603,084, capital deficiency of $107,684 and negative operating cash flows of $9,476. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Net loss per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

The reporting and functional currency of the Company and its subsidiaries in Labuan is United States Dollars (“US$”) which being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31, 2023	As of and for the twelve months ended December 31, 2022

Period-end RM : US$1 exchange rate	4.417	4.390
Period-average RM : US$1 exchange rate	4.396	4.278

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayment, deposits, accounts payable and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company is currently evaluating the impact ASU 2019-05 may have on its consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

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

As of March 31, 2023 and December 31, 2022 the Company has an issued and outstanding common share of 57,600,000.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INTANGIBLE ASSET

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
At cost:	$1	$1
AI Smart Platform	$1	$1

5. PLANT AND EQUIPMENT

Plant and equipment as of March 31, 2023, and December 31, 2022 are summarized below:

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)

Renovation	$2,163	$2,163
Total	2,163	2,163
Accumulated depreciation[1]	$(1,352)	$(1,082)
Plant and equipment, net	$811	$1,081

1	For the three months period ended March 31, 2023 and 2022, depreciation expense was $270 and $54 respectively.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of March 31, 2023 and December 31,2022, the operating lease right of use asset as follow:

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Initial recognition as of January 1, 2022	40,993	40,933
Accumulated amortization	(27,514)	(22,577)
Remeasurement of lease asset	213	213
Balance as of March 31, 2023 and December 31,2022	13,692	18,629

As of March 31, 2023 and December 31,2022, the operating lease liability as follow:

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Initial recognition as of January 1, 2022	$43,258	43,258
Less: gross repayment	(27,433)	(22,062)
Less: imputed interest	(1,943)	(1,633)
Remeasurement of lease liability	213	213
Effect of translation exchange	1,621	1,001
Balance as of March 31, 2023 and December 31,2022	15,716	20,777
Less: lease liability, current	15,716	20,777
Lease liability, non-current	$-	-

For the three months ended March 31, 2023 and 2022, the amortization of the operating lease right of use asset was $4,937 and $4,853 respectively. For the twelve months ended December 31, 2022, the amortization of the operating lease right of use asset was $22,577.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2023 (12 months)	$15,716
Total	$15,716

Other information:

	For the three months ended March 31,	For the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$15,716	$35,959
Right-of-use assets obtained in exchange for operating lease liabilities	$13,692	36,140
Remaining lease term for operating lease (year)	0.75	1.75
Weighted average discount rate for operating lease	5.94%	5.43%

Lease expenses were $5,371 and $5,559 during the period ended March 31, 2023 and 2022 respectively.

7. CASH AND CASH EQUIVALENTS

As at March 31, 2023, and December 31, 2022, the Company recorded cash and cash equivalents of $41,197 and $56,043 respectively which consists of cash on hand and bank balances.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. TRADE RECEIVABLE

Trade receivable consisted of the following as of March 31, 2023, and December 31, 2022.

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Trade receivable	$86,000	$80,000
Allowance for doubtful debts	$(56,000)	$(32,000)
Total trade receivable	$30,000	$48,000

As of March 31, 2023, trade receivable of $86,000 which was related party transactions were netted off with allowance for doubtful debts of $56,000 . Total outstanding balance for trade receivable is $30,000 The amount is unsecured, interest-free and repayable on demand.

9. OTHER RECEIVABLE AND DEPOSITS

Other receivable and deposits consisted of the following as of March 31, 2023, and December 31, 2022.

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Other receivable	$-	$-
Deposits	374	377
Total other receivable and deposits	$374	$377

As of March 31, 2023, and December 31, 2022, total deposits paid was $374 and $377 which mainly from the deposit of rental security and utilities deposit for the increase of lease rental.

10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of March 31, 2023, and December 31, 2022.

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Other payables	$157,653	$135,052
Accruals	$16,491	$18,408
Total other payables and accruals	$174,144	$153,460

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of March 31,2023, and December 31, 2022.

	As of March 31, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Amount due to directors	$2,519	$9,270
Total amount due to directors	$2,519	$9,270

As of March 31, 2023, and December 31, 2022, the amount of $2,519 and $9,270 were mainly due to expenses paid by directors. The amount is unsecured, interest-free and repayable on demand.

12. INCOME TAXES

For the three months ended March 31,2023 and 2022, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three ended March 31, 2023	For the three months ended March 31, 2022
Tax jurisdictions from:
Local	$(11,358)	15,202
Foreign, representing
- Labuan	$(35,570)	(4,523)
Loss before income tax	$(46,928)	10,679

The provision for income taxes consisted of the following:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Current:
- Local	$-	$-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2023, the operations in the United States of America incurred $486,548 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2040, if unutilized.

Labuan

Under the current laws of the Labuan, Jocom Holdings Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

13. RELATED PARTY TRANSACTIONS

	For the three months ended March 31, 2023 (Unaudited)	For the twelve months ended December 31, 2022 (Audited)
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$6,000	$96,000

SEATech Ventures (HK) Limited [2]
- Consultation Fee	$-	$280,000

1	Mr. Joshua our Chief Executive Officer, is the director of Jocom MShopping Sdn. Bhd. while Ms. Agnes our Chief Financial Officer, is the director of Jocom MShopping Sdn. Bhd.

2	SEATech Ventures (HK) Limited, through its wholly owned subsidiary of SEATech Ventures Corp. is a 14.8% shareholder of the Company.

14. COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company has no commitments or contingencies involved.

15. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the three months ended March 31, 2023 and 2022, the customers who accounted for 100% or more of the Company’s revenues and its accounts receivable balance at year/period-end are presented as follows:

	For the three months ended March 31, 2023			For the three months ended March 31, 2022
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$6,000	100%	$30,000	$24,000	100%	$24,000
	$6,000	100%	$30,000	$24,000	100%	$24,000

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

(b) Major suppliers

For the three months ended March 31, 2023, and for the twelve months ended December 31, 2022, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the three months ended March 31, 2023
	US	Malaysia	Total

Revenue	$-	$6,000	$6,000
Cost of revenue	-	-	-
Depreciation and amortization	$-	$5,208	$5,208
Net (loss) before taxation	$(11,358)	$(15,202)	$(46,928)

Total assets	$-	$86,075	$86,075

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the three months ended March 31, 2022
	US	Malaysia	Total

Revenue	-	24,000	24,000
Cost of revenue	-	-	-
Depreciation and amortization	-	4,907	4,907
Net (loss)/profit before taxation	$(4,523)	$15,202	$10,679

Total assets	$-	$431,046	$431,046

*	Revenues and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 14, 2023, for the period ended March 31, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

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

3

Results of Operation

For the three months ended March 31, 2023 and March 31, 2022

Revenues

The Company generated revenue of $6,000 and $24,000 for the three months ended March 31, 2023 and 2022. The revenue was a result of a service fee paid by a client to carry out data analytic services on the Southeast Asian online grocery market via our software solution..

Cost of Revenue and Gross Profit

For the three months ended March 31, 2023 and 2022, the Company did not have any cost of revenue. The Company generated gross profits of $6,000 and $24,000 for the three months ended March 31, 2023 and 2022.

Other Income

For the three months ended March 31, 2023 and 2022, the Company generated other income of $3,968 and $1 from foreign currency variations.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 and 2022 amounted to $56,896 and $13,322 respectively.

Net (Loss)/Profit

The net loss was $46,928 for the three months ended March 31, 2023 as compared to profit of $10,679 for the three months ended March 31, 2022. The increase in net loss was mainly from the increase in doubtful debts and IT advisory fees.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $41,197 as compared to $367,530 as of March 31, 2022 . We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash (Used In)/provided by Operating Activities

For the three months ended March 31, 2023 and 2022 net cash (used in)/provided by operating activities was $(9,476) and $930. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used In Investing Activity

For the period from January 1, 2023 to March 31, 202, there was no cash used for the investing activity.

For the period from January 1, 2022 to March 31, 2022, net cash used in investing activities was $2,163. The cash used in investing activities was primarily due to renovation expenses related to a leased office space.

Cash Used in Financing Activity

For the three months ended March 31, 2023 and 2022, net cash used in financing activity was $5,371 and $5,559 respectively. These was the result for repayment of lease liabilities.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2023.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

6

ITEM 6. Exhibits

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jocom Holdings Corp.
(Name of Registrant)

Date: May 15, 2023
	By:	/s/ SEW WEN CHEAN
	Title:	Chief Executive Officer, Director

8