Form 10-Q
period 2023-06-30
JOCOM HOLDINGS CORP.
filed 2023-08-14
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2023
Common Stock, $.0001 par value	57,600,000

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 (Unaudited) AND DECEMBER 31, 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	June 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Intangible asset	1	1
Plant and equipment, net	541	1,081
Lease asset – right of use	8,962	18,629
Total Non-Current Assets	9,504	19,711

CURRENT ASSETS
Trade receivables	12,000	48,000
Other receivable and deposits	354	377
Cash and cash equivalents	17,416	56,043
Total Current Assets	$29,770	$104,420

TOTAL ASSETS	39,274	124,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals	167,792	153,460
Amount due to directors	2,833	9,270
Income tax payable	1,380	1,380
Leased Liabilities	10,144	20,777
Total Current Liabilities	$182,149	$184,887

TOTAL LIABILITIES	$182,149	$184,887

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 57,600,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively	$5,760	$5,760
Additional paid in capital	489,640	489,640
Accumulated losses	(638,275)	(556,156)
TOTAL STOCKHOLDERS’ EQUITY	$(142,875)	$(60,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,274	$124,131

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2023	2022	2023	2022

REVENUE	$6,000	$24,000	$12,000	$48,000

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$6,000	$24,000	$12,000	$48,000

OTHER INCOME	$28,794	$281	$32,763	$282

GENERAL AND ADMINISTRATIVE EXPENSES	$69,985	$185,996	$126,882	$199,318

LOSS BEFORE INCOME TAX	$(35,191)	$(161,715)	$(82,119)	$(151,036)

INCOME TAX EXPENSE	$-	$-	$-	$-

NET LOSS	$(35,191)	$(161,715)	$(82,119)	$(151,036)

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(35,191)	$(161,715)	$(82,119)	$(151,036)

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	57,600,000	57,600,000	57,600,000	57,600,000

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Six months ended June 30, 2022

	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Losses	Total Equity
Balance as of December 31, 2021 (Audited)	57,600,000	5,760	489,640	(127,829)	367,571

Net profit from January 1, 2022 to March 31, 2022				10,679	10,679

Balance as of March 31, 2022 (Unaudited)	57,600,000	5,760	489,640	(117,150)	378,250

Net loss from Apr 1, 2022 to June 30, 2022				(161,715)	(161,715)

Balance as of June 30, 2022 (Unaudited)	57,600,000	5,760	489,640	(278,865)	216,535

Six months ended June 30, 2023

	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Losses	Total Equity

Balance as of December 31, 2022(Audited)	57,600,000	5,760	489,640	(556,156)	(60,756)

Net loss from January 1, 2023 to March 31, 2023				(46,928)	(46,928)

Balance as of March 31, 2023 (Unaudited)	57,600,000	5,760	489,640	(603,084)	(107,684)

Net loss from April 1, 2023 to June 30, 2023				(35,191)	(35,191)

Balance as of June 30, 2023 (Unaudited)	57,600,000	5,760	489,640	(638,275)	(142,875)

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,119)	$(151,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortisation	10,207	9,666
Interest expense	531	970
Allowance for doubtful debt	45,383	-

Changes in operating assets and liabilities:
Trade receivable	(9,383)	(48,000)
Other receivable and deposits	23	(22,823)
Other payables and accruals	14,332	9,331
Amount due to directors	(6,437)	6,402
Net cash used in operating activities	(27,463)	(195,490)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(2,163)
Net cash used in investing activity	-	(2,163)

CASH FLOWS FROM FINANCING ACTIVITY:
Payment of lease liabilities	(11,164)	(12,203)
Net cash used in financing activity	(11,164)	(12,203)

Effect of exchange rate changes on cash and cash equivalent	-	-

Net decrease in cash and cash equivalents	(38,627)	(209,856)
Cash and cash equivalents, beginning of period	56,043	374,322
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,416	$164,466
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries (‘the Company’) for the six months ended June 30, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiary, Jocom Holdings Corp. The Company has adopted December 31 as its fiscal year end.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended June 30, 2023, the Company suffered net loss of $82,119, suffered an accumulated deficit of $638,275, capital deficiency of $142,875 and negative operating cash flows of $27,463. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the six months ended June 30, 2023	As of and for the twelve months ended December 31, 2022

Period-end RM : US$1 exchange rate	4.664	4.390
Period-average RM : US$1 exchange rate	4.528	4.278

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

In May 2019, the FASB issued ASU 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses, leases, and hedging standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022. ASU 2019-05 is effective for the Company for annual and interim reporting periods beginning January 1, 2023 as the Company is qualified as a smaller reporting company. The Company has accordingly adopted ASUs 2016-13 and 2019-05 in the preparation of its unaudited condensed consolidated financial statements.

Credit loss rate is determined by historical collection based on aging schedule, adjusted for current conditions using reasonable and supportable forecasts. Based on the aging categorization and the adjusted loss rate per category, an allowance for credit losses is calculated by multiplying the adjusted loss rate with the amortized cost in the respective age category.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

As of June 30, 2023 and December 31, 2022 the Company has an issued and outstanding common share of 57,600,000.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INTANGIBLE ASSET

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
At cost:	$1	$1
AI Smart Platform	$1	$1

5. PLANT AND EQUIPMENT

Plant and equipment as of June 30, 2023, and December 31, 2022 are summarized below:

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)

Renovation	$2,163	$2,163
Total	2,163	2,163
Accumulated depreciation[1]	$(1,622)	$(1,082)
Plant and equipment, net	$541	$1,081

1	For the six months period ended June 30, 2023 and 2022, depreciation expense was $541 and $108 respectively.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of June 30, 2023 and December 31,2022, the operating lease right of use asset as follow:

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Initial recognition as of January 1, 2022	40,993	40,933
Accumulated amortization	(32,244)	(22,577)
Remeasurement of lease asset	213	213
Balance as of June 30, 2023 and December 31,2022	8,962	18,629

As of June 30, 2023 and December 31,2022, the operating lease liability as follow:

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Initial recognition as of January 1, 2022	$43,258	43,258
Less: gross repayment	(33,226)	(22,062)
Less: imputed interest	(2,164)	(1,633)
Remeasurement of lease liability	213	213
Effect of translation exchange	2,063	1,001
Balance as of June 30, 2023 and December 31,2022	10,144	20,777
Less: lease liability, current	10,144	20,777
Lease liability, non-current	$-	-

For the six months ended June 30, 2023 and 2022, the amortization of the operating lease right of use asset was $9,667 and $9,558 respectively.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2023 (12 months)	$10,144
Total	$10,144

Other information:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$10,144	$29,759
Right-of-use assets obtained in exchange for operating lease liabilities	$8,962	31,435
Remaining lease term for operating lease (year)	0.5	1.5
Weighted average discount rate for operating lease	5.94%	5.43%

Lease expenses were $11,164 and $12,203 during the period ended June 30, 2023 and 2022 respectively.

7. CASH AND CASH EQUIVALENTS

As at June 30, 2023, and December 31, 2022, the Company recorded cash and cash equivalents of $17,416 and $56,043 respectively which consists of cash on hand and bank balances.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. TRADE RECEIVABLE

Trade receivable consisted of the following as of June 30, 2023, and December 31, 2022.

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Trade receivable	$89,383	$80,000
Allowance for doubtful debts	$(77,383)	$(32,000)
Total trade receivable	$12,000	$48,000

As of June 30, 2023 and December 31,2022, trade receivable of $89,383 and $80,000 which were related party transactions were netted off with allowance for doubtful debts of $77,383 and $32,000. Total outstanding balance for trade receivable are $12,000 and $48,000. The amount due from trade receivables is subject to normal trade credit term.

9. OTHER RECEIVABLE AND DEPOSITS

Other receivable and deposits consisted of the following as of June 30, 2023, and December 31, 2022.

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Other receivable	$-	$-
Deposits	354	377
Total other receivable and deposits	$354	$377

As of June 30, 2023, and December 31, 2022, total deposits paid was $354 and $377 which mainly from the deposit of rental security and utilities deposit for the increase of lease rental.

10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of June 30, 2023, and December 31, 2022.

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Other payables	$160,867	$135,052
Accruals	$6,925	$18,408
Total other payables and accruals	$167,792	$153,460

As of June 30, 2023 and December 31, 2022, other payables of $81,975 and $120,000 were related party balances. The amount is unsecured, interest-free and repayable on demand.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of June 30,2023, and December 31, 2022.

	As of June 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Amount due to directors	$2,833	$9,270
Total amount due to directors	$2,833	$9,270

As of June 30, 2023, and December 31, 2022, the amount of $2,833 and $9,270 were mainly due to expenses paid by directors. The amount is unsecured, interest-free and repayable on demand.

12. INCOME TAX EXPENSE

For the six months ended June 30,2023 and 2022, the local (United States) and foreign components of loss before income tax were comprised of the following:

	For the six ended June 30, 2023	For the six months ended June 30, 2022
Tax jurisdictions from:
Local	$(41,067)	15,988
Foreign, representing
- Labuan	$(41,052)	(167,024)
Loss before income tax	$(82,119)	(151,036)

The provision for income taxes consisted of the following:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Current:
- Local	$-	$-
-Foreign	-	-
Income tax expense	$-	$-

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2023, the operations in the United States of America incurred $516,257 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2040, if unutilized.

Labuan

Under the current laws of the Labuan, Jocom Holdings Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

13. RELATED PARTY TRANSACTIONS

	For the six months ended June 30, 2023 (Unaudited)	For the twelve months ended December 31, 2022 (Audited)
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$12,000	$96,000

SEATech Ventures (HK) Limited [2]
- Consultation Fee	$-	$280,000
Joshua Sew [3]
- IT Advisory Fee	$7,035	$-

1	Mr. Joshua and Ms. Agnes, the Company Chief Executive Officer and Chief Financial Officer, are the directors of Jocom MShopping Sdn. Bhd.

2	SEATech Ventures (HK) Limited, through its wholly owned subsidiary of SEATech Ventures Corp. is a 14.8% shareholder of the Company.

3	Mr. Joshua Sew is the Company Chief Executive Officer.

14. COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company has no commitments or contingencies involved.

15. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the six months ended June 30, 2023 and 2022, the customers who accounted for 100% or more of the Company’s revenues and its accounts receivable balance at year/period-end are presented as follows:

	For the six months ended June 30, 2023			For the six months ended June 30, 2022
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$12,000	100%	$12,000	$48,000	100%	$48,000
	$12,000	100%	$12,000	$48,000	100%	$48,000

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

(b) Major suppliers

For the six months ended June 30, 2023, and 2022, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the six months ended June 30, 2023
	US	Malaysia	Total

Revenue	$-	$12,000	$12,000
Cost of revenue	-	-	-
Depreciation and amortization	$-	$10,208	$10,208
Loss before income tax	$(41,067)	$(41,052)	$(82,119)

Total assets	$-	$39,274	$39,274

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the six months ended June 30, 2022
	US	Malaysia	Total

Revenue	-	48,000	48,000
Cost of revenue	-	-	-
Depreciation and amortization	-	9,666	9,666
Loss before income tax	$(167,024)	$15,988	$(151,036)

Total assets	$-	$270,050	$270,050

*	Revenues and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 14, 2023, for the period ended June 30, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months and six months ended June 30, 2023 and 2022

Revenue

The Company generated revenue of $6,000 and $24,000 for the three months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, the Company generated revenue of $12,000 and $48,000. The revenue was a result of a service fee paid by a related party to carry out data analytic services on the Southeast Asian online grocery market via our software solution.

Cost of Revenue and Gross Profit

For the three months and six months ended June 30, 2023 and 2022, the Company did not have any cost of revenue. The Company generated gross profit of $6,000 and $24,000 for the three months ended June 30, 2023 and 2022 while for the six months ended June 30, 2023 and 2022, the Company generated gross profit of $12,000 and $48,000.

Other Income

For the three months ended June 30, 2023 and 2022, the Company generated other income of $28,794 and $281 from the foreign currency variations.

For the six months ended June 30, 2023 and 2022, the Company generated other income of $32,763 and $282 from foreign currency variations.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022 were $69,985 and $185,996 while the general and administrative expenses for the six months ended June 30, 2023 and 2022 were $126,882 and $199,318 respectively.

Net Loss

The net loss were $35,191 and $161,715 for the three months ended June 30, 2023 and 2022, which the difference was mainly derived from increase in doubtful debts, unrealised foreign exchange loss and decrease in OTC listing fee.

The net loss was $82,119 for the six months ended June 30, 2023 and $151,036 for the six months ended June 30, 2022. The difference in net loss was mainly from the increase in doubtful debts, accounting fee, unrealised foreign exchange loss and decrease in OTC listing fee .

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $17,416 as compared to $164,466 as of June 30, 2022. We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the six months ended June 30, 2023 and 2022, net cash used in operating activities were $27,463 and $195,490. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used In Investing Activity

For the period from January 1, 2023 to June 30, 2023, there was no cash used for the investing activity.

For the period from January 1, 2022 to June 30, 2022, net cash used in investing activities was $2,163. The cash used in investing activities was primarily due to renovation expenses related to a leased office space.

Cash Used in Financing Activity

For the six months ended June 30, 2023 and 2022, net cash used in financing activity was $11,164 and $12,203   as a result for repayment of lease liabilities.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jocom Holdings Corp.
(Name of Registrant)

Date: August 14, 2023
	By:	/s/ SEW WEN CHEAN
	Title:	Chief Executive Officer, Director

