Form 10-Q
period 2023-09-30
JOCOM HOLDINGS CORP.
filed 2023-11-14
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2023
Common Stock, $.0001 par value	57,680,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022 (AUDITED)	F-2
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)	F-3
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)	F-4
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)	F-5
	NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-18
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	6
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	7
	SIGNATURES	8

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months and Nine Months Ended September 30, 2023 and 2022 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-18

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 (Unaudited) AND DECEMBER 31, 2022 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of	As of
	September 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
NON-CURRENT ASSETS
Intangible asset	1	1
Plant and equipment, net	270	1,081
Lease asset – right of use	4,261	18,629
Total Non-Current Assets	4,532	19,711

CURRENT ASSETS
Trade receivables	12,000	48,000
Other receivable and deposits	354	377
Cash and cash equivalents	9,695	56,043
Total Current Assets	$22,049	$104,420

TOTAL ASSETS	26,581	124,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals	125,137	153,460
Amount due to directors	2,996	9,270
Income tax payable	1,380	1,380
Leased Liabilities	5,073	20,777
Total Current Liabilities	$134,586	$184,887

TOTAL LIABILITIES	$134,586	$184,887

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 57,680,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022 respectively	$5,768	$5,760
Additional paid in capital	570,132	489,640
Accumulated losses	(683,905)	(556,156)
TOTAL STOCKHOLDERS’ EQUITY	$(108,005)	$(60,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,581	$124,131

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2023	2022	2023	2022

REVENUE	$6,000	$24,000	$18,000	$72,000

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$6,000	$24,000	$18,000	$72,000

OTHER INCOME	$3,553	$48,020	$36,315	$48,302

GENERAL AND ADMINISTRATIVE EXPENSES	$55,183	$76,164	$182,064	$275,482

LOSS BEFORE INCOME TAX	$(45,630)	$(4,144)	$(127,749)	$(155,180)

INCOME TAX EXPENSE	$-	$-	$-	$-

NET LOSS	$(45,630)	$(4,144)	$(127,749)	$(155,180)

OTHER COMPREHENSIVE LOSS	$-	$-	$-	$-

TOTAL COMPREHENSIVE LOSS	$(45,630)	$(4,144)	$(127,749)	$(155,180)

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	57,637,108	57,600,000	57,637,108	57,600,000

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months ended September 30, 2022

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Losses	Total Equity

Balance as of December 31, 2021 (Audited)	57,600,000	5,760	489,640	(127,829)	367,571

Net profit from January 1, 2022 to March 31, 2022				10,679	10,679

Balance as of March 31, 2022 (Unaudited)	57,600,000	5,760	489,640	(117,150)	378,250

Net loss from Apr 1, 2022 to June 30, 2022				(161,715)	(161,715)

Balance as of June 30, 2022 (Unaudited)	57,600,000	5,760	489,640	(278,865)	216,535

Net loss from July 1, 2022 to September 30, 2022				(4,144)	(4,144)

Balance as of September 30, 2022 (Unaudited)	57,600,000	5,760	489,640	(283,009)	212,391

Nine months ended September 30, 2023

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Losses	Total Equity

Balance as of December 31, 2022 (Audited)	57,600,000	5,760	489,640	(556,156)	(60,756)

Net loss from January 1, 2023 to March 31, 2023				(46,928)	(46,928)

Balance as of March 31, 2023 (Unaudited)	57,600,000	5,760	489,640	(603,084)	(107,684)

Net loss from April 1, 2023 to June 30, 2023				(35,191)	(35,191)

Balance as of June 30, 2023 (Unaudited)	57,600,000	5,760	489,640	(638,275)	(142,875)

Shares issued in the Initial Public Offering completed on 23 September, 2023 at $1.00 per share	80,500	8	80,492		80,500

Net loss from July 1, 2023 to September 30, 2023				(45,630)	(45,630)

Balance as of September 30, 2023 (Unaudited)	57,680,500	5,768	570,132	(683,905)	(108,005)

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,749)	$(155,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortisation	15,178	14,343
Interest expense	669	1,339
Allowance for doubtful debt	51,383	-

Changes in operating assets and liabilities:
Trade receivable	(15,383)	(56,000)
Other receivable and deposits	23	(25,104)
Other payables and accruals	(28,324)	4,898
Amount due to directors	(6,274)	7,255
Net cash used in operating activities	(110,477)	(208,449)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	-	(2,163)
Net cash used in investing activity	-	(2,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	80,500	-
Payment of lease liabilities	(16,371)	(18,415)
Net cash generated from/(used in) financing activities	64,129	(18,415)

Effect of exchange rate changes on cash and cash equivalent	-	-

Net decrease in cash and cash equivalents	(46,348)	(229,027)
Cash and cash equivalents, beginning of period	56,043	374,322
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,695	$145,295
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$669	$1,339

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries (‘the Company’) for the nine months ended September 30, 2023 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiary, Jocom Holdings Corp. The Company has adopted December 31 as its fiscal year end.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended September 30, 2023, the Company suffered net loss of $127,749, suffered an accumulated deficit of $683,905, capital deficiency of $108,005 and negative operating cash flows of $110,477. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30, 2023	As of and for the twelve months ended December 31, 2022

Period-end RM : US$1 exchange rate	4.690	4.390
Period-average RM : US$1 exchange rate	4.515	4.278

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Between the period of January 1, 2023 to September 15, 2023, the Company issued 80,500 shares of common stock to 16 foreign parties, all of which do not reside in the United States. A total of 80,500 shares of common stock were sold at a price of $1.00 per share. The total proceeds to the Company amounted to a total of $80,500 went to the Company to be used as working capital.

As of September 30, 2023 and December 31, 2022 the Company has an issued and outstanding common share of 57,680,500 and 57,600,000.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INTANGIBLE ASSET

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
At cost:	$1	$1
AI Smart Platform	$1	$1

5. PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2023, and December 31, 2022 are summarized below:

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)

Renovation	$2,163	$2,163
Total	2,163	2,163
Accumulated depreciation[1]	$(1,893)	$(1,082)
Plant and equipment, net	$270	$1,081

1	For the nine months period ended September 30, 2023 and 2022, depreciation expense was $811 and $162 respectively.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of September 30, 2023 and December 31,2022, the operating lease right of use asset as follow:

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Initial recognition as of January 1, 2022	40,993	40,933
Accumulated amortization	(36,945)	(22,577)
Remeasurement of lease asset	213	213
Balance as of September 30, 2023 and December 31,2022	4,261	18,629

As of September 30, 2023 and December 31,2022, the operating lease liability as follow:

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Initial recognition as of January 1, 2022	$43,258	43,258
Less: gross repayment	(38,434)	(22,062)
Less: imputed interest	(2,302)	(1,633)
Remeasurement of lease liability	213	213
Effect of translation exchange	2,338	1,001
Balance as of September 30, 2023 and December 31,2022	5,073	20,777
Less: lease liability, current	5,073	20,777
Lease liability, non-current	$-	-

For the nine months ended September 30, 2023 and 2022, the amortization of the operating lease right of use asset was $14,367 and $14,181 respectively.

Maturities of operating lease obligation as follow:

Year ending
December 31, 2023 (12 months)	$5,073
Total	$5,073

Other information:

	For the nine months ended September 30,	For the nine months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$5,073	$23,917
Right-of-use assets obtained in exchange for operating lease liabilities	$4,261	26,812
Remaining lease term for operating lease (year)	0.25	1.25
Weighted average discount rate for operating lease	5.00%	5.43%

Lease expenses were $16,371 and $18,415 during the period ended September 30, 2023 and 2022 respectively.

7. CASH AND CASH EQUIVALENTS

As at September 30, 2023, and December 31, 2022, the Company recorded cash and cash equivalents of $9,695 and $56,043 respectively which consists of cash on hand and bank balances.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. TRADE RECEIVABLE

Trade receivable consisted of the following as of September 30, 2023, and December 31, 2022.

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Trade receivable	$95,383	$80,000
Allowance for doubtful debts	$(83,383)	$(32,000)
Total trade receivable	$12,000	$48,000

As of September 30, 2023 and December 31,2022, trade receivable of $95,383 and $80,000 which were related party transactions were netted off with allowance for doubtful debts of $83,383 and $32,000. Total outstanding balance for trade receivable are $12,000 and $48,000. The amount due from trade receivable is subject to normal trade credit term.

9. OTHER RECEIVABLE AND DEPOSITS

Other receivable and deposits consisted of the following as of September 30, 2023, and December 31, 2022.

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Other receivable	$-	$-
Deposits	354	377
Total other receivable and deposits	$354	$377

As of September 30, 2023, and December 31, 2022, total deposits paid was $354 and $377 which mainly from the deposit of rental security and utilities deposit for the increase of lease rental.

10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of September 30, 2023, and December 31, 2022.

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Other payables	$111,007	$135,052
Accruals	$14,130	$18,408
Total other payables and accruals	$125,137	$153,460

As of September 30, 2023 and December 31, 2022, other payables of $73,323 and $120,000 were related party balances. The amount is unsecured, interest-free and repayable on demand.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of September 30, 2023, and December 31, 2022.

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Amount due to directors	$2,996	$9,270
Total amount due to directors	$2,996	$9,270

As of September 30, 2023, and December 31, 2022, the amount of $2,996 and $9,270 were mainly due to expenses paid by directors. The amount is unsecured, interest-free and repayable on demand.

12. INCOME TAX EXPENSE

For the nine months ended September 30, 2023 and 2022, the local (United States) and foreign components of loss before income tax were comprised of the following:

	For the nine ended September 30, 2023	For the nine months ended September 30, 2022
Tax jurisdictions from:
Local	$(76,537)	(220,583)
Foreign, representing
- Labuan	$(51,212)	65,403
Loss before income tax	$(127,749)	(155,180)

The provision for income taxes consisted of the following:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

Current:
- Local	$-	$-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States and Labuan that are subject to taxes in the jurisdictions in which they operate, as follows:

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2023, the operations in the United States of America incurred $551,727 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041, if unutilized.

Labuan

Under the current laws of the Labuan, Jocom Holdings Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

13. RELATED PARTY TRANSACTIONS

	For the nine months ended September 30, 2023 (Unaudited)	For the twelve months ended December 31, 2022 (Audited)
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$18,000	$96,000

SEATech Ventures (HK) Limited [2]
- Consultation Fee	$-	$280,000

Joshua Sew [3]
- IT Advisory Fee	$7,035	$-

Khoo Ghi Geok [4]
- Accounting Fee	$10,500	$10,500

1	Mr. Joshua and Ms. Agnes, the Company Chief Executive Officer and Chief Financial Officer, are the directors of Jocom MShopping Sdn. Bhd.

2	SEATech Ventures (HK) Limited, through its wholly owned subsidiary of SEATech Ventures Corp. is a 14.74% shareholder of the Company.

3	Mr. Joshua Sew is the Company Chief Executive Officer.

4	Ms. Khoo Ghi Geok purchased a total of 10,000 shares of common stock in the Initial Public Offering at a price of $1.00 per share on August 20, 2023.

14. COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company has no commitments or contingencies involved.

15. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the nine months ended September 30, 2023 and 2022, the customers who accounted for 100% or more of the Company’s revenues and its accounts receivable balance at year/period-end are presented as follows:

	For the nine months ended September 30, 2023			For the nine months ended September 30, 2022
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$18,000	100%	$12,000	$72,000	100%	$56,000
	$18,000	100%	$12,000	$72,000	100%	$56,000

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

(b) Major suppliers

For the nine months ended September 30, 2023, and 2022, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the nine months ended September 30, 2023
	US	Malaysia	Total

Revenue	$-	$18,000	$18,000
Cost of revenue	-	-	-
Depreciation and amortization	$-	$15,178	$15,178
Loss before income tax	$(76,537)	$(51,212)	$(127,749)

Total assets	$-	$26,581	$26,581

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the nine months ended September 30, 2022
	US	Malaysia	Total

Revenue	-	72,000	72,000
Cost of revenue	-	-	-
Depreciation and amortization	-	14,343	14,343
Profit/ (Loss) before income tax	$(220,583)	$65,403	$(155,180)

Total assets	$3,500	$252,983	$256,483

*	Revenues and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 14, 2023, for the period ended September 30, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months and nine months ended September 30, 2023 and 2022

Revenue

The Company generated revenue of $6,000 and $24,000 for the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, the Company generated revenue of $18,000 and $72,000. The revenue was a result of a service fee paid by a related party to carry out data analytic services on the Southeast Asian online grocery market via our software solution.

Cost of Revenue and Gross Profit

For the three months and nine months ended September 30, 2023 and 2022 , the Company did not have any cost of revenue. The Company generated gross profit of $6,000 and $24,000 for the three months ended September 30, 2023 and 2022 while for the nine months ended September 30, 2023 and 2022, the Company generated gross profit of $18,000 and $72,000.

3

Other Income

For the three months ended September 30, 2023 and 2022, the Company generated other income of $3,553 and $48,020 from the foreign currency variations.

For the nine months ended September 30, 2023 and 2022, the Company generated other income of $36,315 and $48,302 from foreign currency variations.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 and 2022 were $55,183 and $76,164 while the general and administrative expenses for the nine months ended September 30, 2023 and 2022 were $182,064 and $275,482 respectively.

Net Loss

The net loss were $45,630 and $4,144 for the three months ended September 30, 2023 and 2022, which the difference was mainly derived from increase in doubtful debts, unrealised foreign exchange loss and DTC advisory fee.

The net loss was $127,749 for the nine months ended September 30, 2023 and $155,180 for the nine months ended September 30, 2022. The difference in net loss was mainly from the increase in doubtful debts, accounting fee, and DTC advisory fee plus decrease in OTC listing fee, unrealised and realised foreign exchange loss.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $9,695 as compared to $145,295 as of September 30, 2022. We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used in Operating Activities

For the nine months ended September 30, 2023 and 2022, net cash used in operating activities were $110,477 and $208,449. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used In Investing Activity

For the period from January 1, 2023 to September 30, 2023, there was no cash used for the investing activity.

For the period from January 1, 2022 to September 30, 2022, net cash used in investing activities was $2,163. The cash used in investing activities was primarily due to renovation expenses related to a leased office space.

Cash Generated from/(Used in) Financing Activities

For the nine months ended September 30, 2023 and 2022, net cash generated from/(used in) financing activities was $64,129 and $18,415 as a result for repayment of lease liabilities and the proceeds of sales of common stock for the Initial Public Offering from January 1, 2023 to September 15, 2023 amounting to a total of $80,500.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2023.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jocom Holdings Corp.
(Name of Registrant)

Date: November 14, 2023
	By:	/s/ SEW WEN CHEAN
	Title:	Chief Executive Officer, Director

8