Form 10-K
period 2023-12-31
JOCOM HOLDINGS CORP.
filed 2024-04-08
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2023
Common Stock, $.0001 par value	57,680,500

Jocom Holdings Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2023

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

Employees

As of December 31, 2023, the company has a total of 2 full-time employees at our headquarter office in Kuala Lumpur, Malaysia which includes our founder and Chief Executive Officer Mr. Sew, and our co-founder & Chief Financing Officer, Ms. Chua. Currently, all of our employees, Officers and/or Directors have the flexibility to work on our business up to 30 hours per week, but are prepared to devote more time if necessary.

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

ITEM 1C. CYBERSECURITY

Risk management and strategy

Jocom Holdings Corp. acknowledges the crucial necessity of establishing, executing, and sustaining strong cybersecurity measures to secure our information systems. This is undertaken to uphold the confidentiality, integrity, and accessibility of our data.

We plan to strategically incorporate cybersecurity risk management into all our comprehensive risk management framework, fostering a corporate culture that prioritizes cybersecurity at all levels. This integration shall be done in stages so as to guarantee that cybersecurity factors are ingrained in our decision-making processes throughout the organization. We plan to incorporate a risk management team to collaborate closely with the IT department, consistently assessing and mitigating cybersecurity risks in alignment with our business goals and operational requirements.

We recognize the intricate and ever-changing nature of cybersecurity threats. To address this, we shall collaborate with external experts, including cybersecurity assessors, consultants, and auditors. This cooperation shall involve regular audits, threat assessments, and consultations to enhance our security measures. These efforts ensure that our cybersecurity strategies adhere to industry best practices and remain effective in safeguarding our systems.

Understanding the potential risks associated with third-party service providers, we shall implemented stringent processes to oversee and manage these concerns. We shall conduct thorough security assessments before engaging with any third-party provider and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This involves quarterly assessments by our management and continuous evaluations by our security engineers. This approach is designed to mitigate the risks of data breaches or other security incidents originating from third-party sources.

We have not encountered cybersecurity issues that have significantly impacted our operational performance or financial status.

Governance

The Board of Directors is fully aware of the vital importance of managing cybersecurity risks. To ensure effective governance in handling these risks, the Board shall implement a strong oversight mechanisms. This reflects our understanding of the significant impact these threats can have on operational integrity and stakeholder confidence.

Our Board of Directors is tasked with overseeing data privacy and cybersecurity risks. They regularly review the Company’s cybersecurity program with management, evaluating the adequacy of controls and security for our information technology systems. Additionally, they assess the Company’s response plan in case of a security breach affecting these systems. Annually, the Board of Directors receives updates on potential cybersecurity incidents, data privacy, and compliance programs, engaging in active discussions with management on cybersecurity risks.

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

Holders

As of December 31, 2023, we had 57,680,500 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 69 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2023.

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

Our office and mailing address is Unit No. 11-1, Level 11, Tower 3, Avenue 3, Bangsar South, No. 8 Jalan Kerinchi, 59200, Kuala Lumpur. We lease our office space monthly at a cost of approximately RM 7,716.80 (equal to approximately $1,681 USD as of year end conversion rate). The office space is leased from Ms. Chua Hwee Ping, our Chief Financial Officer, President, Secretary, Treasurer and Director.

Results of Operations for the year ended December 31, 2023 and 2022

Revenue

The Company generated revenue of $24,000 and $96,000 for the year ended December 31, 2023 and 2022. The revenue was a result of a service fee paid by a client to carry out data analytic services on the Southeast Asian online grocery market via our software solution.

Cost of Revenue and Gross Margin

For the year ended December 31, 2023 and 2022, the Company did not have any cost of revenue. The Company generated gross profits of $24,000 and $96,000 for the year ended December 31, 2023 and 2022.

Other Income

For the year ended December 31, 2023 and 2022, the Company generated other income of $36,232 and $53,637 from foreign currency variations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 and 2022 amounted to $217,123 and $577,964 respectively.

Net Loss

The net loss for the year ended December 31, 2023 was $156,891 as compared to $428,327 for the year ended December 31, 2022. The decrease in net loss was mainly from the decrease in listing fees. Taking into the loss for the year ended December 31, 2023, the accumulated loss for the Company has increased from $556,156 to $713,047.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $134 as compared to $56,043 for the year ended December 31, 2022. We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the year ended December 31, 2023 and 2022, net cash used in operating activities was $115,318 and $294,054. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided by/Used In Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $59,409 which $80,500 was proceeds from sale of common stock less lease payments at $21,091.

For the year ended December 31, 2022, net cash used in financing activities was $22,062, which was the result of lease payments during the year.

Cash Used In Investing Activity

During the year ended December 31, 2023, there is no net cash used/provided by investing activity. For year ended December 31, 2022 there was net cash used amounted to $2,163 being renovation of lease office during the year.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries for the year ended December 31, 2023 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiaries, Jocom Holdings Corp. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2023, the Company incurred a net loss of $156,891, suffered an accumulated deficit of $713,047, capital deficiency of $137,147 and negative operating cash flows of $115,318. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Translation of amounts from MYR into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended December 31,
	2023	2022

Year-end RM: US$1 exchange rate	4.589	4.390
Year-average RM: US$1 exchange rate	4.561	4.278

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Sew Wen Chean (“Joshua”)	43	Chief Executive Officer, Director
Chua Hwee Ping (“Agnes”)	49	Chief Financial Officer, President, Secretary, Treasurer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2023, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sew Wen Chean	2023	-	-	-	-	-	-	-	-
(Chief Executive Officer, Director)	2022	-	-	-	-	-	-	-	-
Chua Hwee Ping	2023	-	-	-	-	-	-	-	-
(Chief Financial Officer, President, Secretary, Treasurer, Director)	2022	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2023, the Company has 57,680,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2023, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Sew Wen Chean, Title: Chief Executive Officer, Director Address: 64, Jalan SS 24/10, Taman Megah, 47301 Petaling Jaya, Selangor Dahrul Ehsan, Malaysia	19,000,000	32.94%	32.94%
Chua Hwee Ping[2], Title: Chief Financial Officer, and Director Address: No. 15, Desa Residen 2, Levenue Desa Park City, 52200, Kuala Lumpur Malaysia	19,000,000	32.94%	32.94%

All of executive officers and director as a group	38,000,000	65.88%	65.88%

5% or greater shareholders (excluding officers/directors)
SEATech Ventures Corp. Address: 11-05 & 11-06, Tower A Ave 3, Vertical Business Suite, Jalan Kerinchi Bangsar South, 59200 Kuala Lumpur	8,500,000	14.74%	14.74%
JTalent Sdn. Bhd.	5,500,000	9.54%	9.54%

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

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (57,680,500 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on the total issued and outstanding shares of 57,680,500 as of the date of this Annual Report.

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

Our office and mailing address is Unit No. 11-1, Level 11, Tower 3, Avenue 3, Bangsar South, No. 8 Jalan Kerinchi, 59200, Kuala Lumpur. We lease our office space monthly at a cost of approximately RM 7,716.80 (equal to approximately $1,681 USD as of year end rate). The office space is leased from Ms. Chua Hwee Ping, our Chief Financial Officer, President, Secretary, Treasurer and Director.

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

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Audit fees	$24,100	$22,100
Audit related fees	40,441	23,780
Tax fees	2,720	4,720
All other fees	-	-
Total	$67,261	$50,600

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

JOCOM HOLDINGS CORP.
(Name of Registrant)

Date: April 8, 2024	By:	/s/ SEW WEN CHEAN
	Title:	Chief Executive Officer, Director

JP CENTURION & PARTNERS PLTAF00236625093

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Jocom Holdings Corp.

Unit No. 11-1, Level 11, Tower 3, Avenue 3

Bangsar South, No. 8, Jalan Kerinchi

59200 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jocom Holdings Corp. (the ‘Company’) as of December 31, 2023 and 2022, and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the each of two years in the year ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the each of two years in the year ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the financial year ended December 31, 2023 the Company incurred a net loss of $156,891 and having capital deficiency of $137,147. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recoverability and impairment of trade receivables

The Company recognizes trade receivables of USD NIL and USD 48,000 as at December 31, 2023 and 2022 respectively, as disclosed in Note 8 to the consolidated financial statements. Subsequent to recognition of allowance for doubtful debt, the trade receivables represents approximately 0% and 39% of the Company’s total assets for respective financial year.

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

Kuala Lumpur, Malaysia

8 April 2024

PCAOB ID: 6723

JOCOM HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 and 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31, 2023	As of December 31, 2022

ASSETS
NON-CURRENT ASSETS
Intangible asset	1	1
Plant and equipment, net	1	1,081
Lease asset – right of use	-	18,629
Total Non-Current Assets	$2	$19,711

CURRENT ASSETS
Trade receivable	-	48,000
Deposits	360	377
Cash and bank balances	134	56,043
Total Current Assets	$494	$104,420

TOTAL ASSETS	$496	$124,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals	132,806	153,460
Amount due to directors	3,457	9,270
Income tax payable	1,380	1,380
Leased Liabilities	-	20,777
TOTAL CURRENT LIABILITIES	$137,643	$184,887

TOTAL LIABILITIES	$137,643	$184,887

STOCKHOLDERS’ EQUITY
SHAREHOLDER EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 57,680,500 shares and 57,600,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022 respectively	5,768	5,760
Additional paid-in capital	570,132	489,640
Accumulated losses	(713,047)	(556,156)
TOTAL STOCKHOLDERS’ EQUITY	$(137,147)	$(60,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$496	$124,131

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	December 31, 2023	December 31, 2022

Revenue	$24,000	$96,000

Gross profit	24,000	96,000

Other Income :
Foreign exchange gain	36,232	53,637

Operating expenses:
General and administrative expenses	(217,123)	(577,964)

Loss before income tax	(156,891)	(428,327)

Income tax expense	-	-

Net loss for the year	$(156,891)	$(428,327)

Other comprehensive loss:
- Foreign currency translation gain	-	-

Comprehensive loss	$(156,891)	$(428,327)

Net loss per share - Basic and diluted	-	-

Weighted average number of common shares outstanding - Basic and diluted	57,657,399	57,600,000

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Losses	Total Equity
Balance as of December 31, 2021 (Audited)	57,600,000	5,760	489,640	(127,829)	367,571

Net loss for the year 2022				(428,327)	(428,327)

Balance as of December 31, 2022 (Audited)	57,600,000	5,760	489,640	(556,156)	(60,756)

Shares issued in private placement completed on 25 September, 2023 at $1.00 per share	80,500	8	80,492	-	80,500

Net loss for the year 2023				(156,891)	(156,891)

Balance as of December 31, 2023 (Audited)	57,680,500	5,768	570,132	(713,047)	(137,147)

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2023	For the year ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,891)	$(428,327)

Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful debts	$48,373	$32,000
Depreciation and amortisation	$19,709	$23,658
Interest expense	$314	$1,634

Changes in operating assets and liabilities:
Trade receivable	$(373)	$(80,000)
Deposits	$17	$894
Other payables and accruals	$(20,654)	$147,397
Amount due to directors	$(5,813)	$8,690
Net cash used in operating activities	$(115,318)	$(294,054)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	$-	$(2,163)
Net cash used in investing activity	$-	$(2,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of lease liabilities	$(21,091)	$(22,062)
Proceeds from issuance of common stocks	$80,500	$-
Net cash provided by/(used in) financing activities	$59,409	$(22,062)

Effect of exchange rate changes on cash and cash equivalent	$-	$-

Net decrease in cash and cash equivalents	$(55,909)	$(318,279)
Cash and cash equivalents, beginning of year	$56,043	$374,322
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$134	$56,043
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended December 31, 2023, the Company incurred a net loss of $156,891, suffered an accumulated deficit of $713,047, capital deficiency of $137,147 and negative operating cash flows of $115,318. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries for the year ended December 31, 2023 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiaries, Jocom Holdings Corp. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

FOR YEAR ENDED DECEMBER 31, 2023 AND 2022

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2023	2022

Year-end RM: US$1 exchange rate	4.589	4.390
Year-average RM: US$1 exchange rate	4.561	4.278

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

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

Between the period of January 1, 2023 to September 15, 2023, the Company issued 80,500 shares of restricted common stock to 16 foreign parties, all of which do not reside in the United States. A total of 80,500 shares of restricted common stock were sold at a price of $1.00 per share. The total proceeds to the Company amounted to a total of $80,500 went to the Company to be used as working capital.

As of December 31, 2023 the Company has an issued and outstanding common share of 57,680,500.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. INTANGIBLE ASSET

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
At cost:	$1	$1
AI Smart Platform	$1	$1

5. PLANT AND EQUIPMENT

Plant and equipment as of December 31, 2023, and December 31, 2022 are summarized below:

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)

Renovation	$2,163	$2,163
Total	2,163	2,163
Accumulated depreciation[1]	$(2,162)	$(1,082)
Plant and equipment, net	$1	$1,081

[1]	For the year ended December 31, 2023, depreciation expense was $1,080.

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

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2023, the operating lease right of use asset as follow:

Initial recognition as of January 1, 2022	$40,993
Accumulated amortization	(41,206)
Remeasurement of lease asset	213
Balance as of December 31, 2023	$-

As of December 31, 2023, the operating lease liability as follow:

Initial recognition as of January 1, 2022	$43,258
Less: gross repayment	(43,153)
Less: imputed interest	(1,948)
Remeasurement of lease liability	213
Effect of translation exchange	1,630
Balance as of December 31, 2023	-
Less: lease liability, current	-
Lease liability, non-current	$-

For the twelve months ended December 31, 2023, the amortization of the operating lease right of use asset was $18,629.

Other information:

	Twelve months ended December 31,	Twelve months ended December 31,
	2023	2022
	(Audited)	(Audited)
Cash paid for amounts included in the measurement of lease liabilities:		-
Operating cash flow from operating lease	$-	$20,777
Right-of-use assets obtained in exchange for operating lease liabilities	$-	18,629
Remaining lease term for operating lease (year)	-	-
Weighted average discount rate for operating lease	-%	5.94%

Lease expenses were $314 during the year ended December 31, 2023. The Company adopt ASC 842 on and after November 1, 2019.

7. CASH AND CASH EQUIVALENTS

As at December 31, 2023, and December 31, 2022, the Company recorded cash and cash equivalents of $134 and $56,043 respectively which consists of cash on hand and bank balances.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR AND PERIOD ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. TRADE RECEIVABLE

Trade receivable consisted of the following as of December 31, 2023, and December 31, 2022.

	As of December 31, 2023 (Audited)	As of December 31, 2021 (Audited)
Trade receivable	$80,373	$80,000
Allowance for doubtful debts	$(80,373)	$(32,000)
Total trade receivable	$-	$48,000

As of December 31, 2023, trade receivable of $80,373 which was related party transactions were netted off with allowance for doubtful debts of $80,373. The amount due from trade receivable is subject to normal trade credit term.

9. DEPOSITS

Deposits consisted of the following as of December 31, 2023, and December 31, 2022.

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
Deposits	360	377
Total deposits	$360	$377

As of December 31, 2023 and 2022, total deposits paid was $360 and $377 which mainly from the deposit of rental security and utilities for the increase of lease rental.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of December 31, 2023, and December 31, 2022.

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
Other payables	$94,469	$135,052
Accruals	$38,337	$18,408
Total other payables and accruals	$132,806	$153,460

11. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of December 31,2023, and December 31, 2022.

	As of December 31, 2023 (Audited)	As of December 31, 2022 (Audited)
Amount due to directors	$3,457	$9,270
Total amount due to directors	$3,457	$9,270

As of December 31, 2023 and 2022, the amount of $3,457 and $9,270 were mainly on behalf payment by directors.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. INCOME TAXES

For the year ended December 31, 2023, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Tax jurisdictions from:
Local	$(90,563)	(342,990)
Foreign, representing
- Labuan	$(66,328)	(85,337)
Loss before income tax	$(156,891)	(428,327)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022

Current:
- Local	$-	$-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2023, the operations in the United States of America incurred $565,753 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041, if unutilized.

Labuan

Under the current laws of the Labuan, Jocom Holdings Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 24% of net audited profit.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

13. RELATED PARTY TRANSACTIONS

	As of December 31, 2023	As of December 31, 2022
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$24,000	$96,000

SEATech Ventures (HK) Limited [2]
- Consultation Fee	$-	$280,000
Joshua Sew 3
- IT Advisory Fee	$7,035	$-
Khoo Ghi Geok 4
- Accounting Fee	$14,000	$10,500

[1]	Mr. Joshua and Ms. Agnes, the Company Chief Executive Officer and Chief Financial Officer, are the directors of Jocom MShopping Sdn. Bhd.

[2]	SEATech Ventures (HK) Limited, through its wholly owned subsidiary of SEATech Ventures Corp. is a 14.74% shareholder of the Company.

[3]	Mr. Joshua Sew is the Company Chief Executive Officer.

[4]	Ms. Khoo Ghi Geok purchased a total of 10,000 shares of common stock in the Initial Public Offering at a price of $1.00 per share on August 20, 2023.

14. COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, and December 31, 2022, the Company has no commitments or contingencies involved.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the year ended December 31, 2023 and 2022, the customers who accounted for 10% or more of the Company’s revenue and its accounts receivable balance at year end are presented as follows:

	For the year ended December 31, 2023			For the year ended December 31, 2022
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$24,000	100%	$-	$96,000	100%	$48,000
	$24,000	100%	$-	$96,000	100%	$48,000

(b) Major suppliers

For the year ended December 31, 2023, and year ended December 31, 2022, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at year end.

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

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the year ended December 31, 2023
	US	Malaysia	Total

Revenue	$-	$24,000	$24,000
Cost of revenue	-	-	-
Depreciation and amortization	$-	$19,709	$19,709
Net loss before taxation	$(90,563)	$(66,328)	$(156,891)

Total assets	$-	$496	$496

	For the year ended December 31, 2022
	US	Malaysia	Total

Revenue	-	$96,000	$96,000
Cost of revenue	-	-	-
Depreciation and amortization	-	$23,658	$23,658
Net loss before taxation	$(342,990)	$(85,337)	$(428,327)

Total assets	$-	$124,131	$124,131

*Revenues and costs are attributed to countries based on the location of customers.

17. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

