Form 10-Q
period 2024-09-30
JOCOM HOLDINGS CORP.
filed 2024-11-13
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2024

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2024
Common Stock, $0.0001 par value	57,680,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 (Unaudited) AND DECEMBER 31, 2023 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30, 2024	As of December 31, 2023

ASSETS
NON-CURRENT ASSETS
Intangible asset	1	1
Plant and equipment, net	-	1
Total Non-Current Assets	$1	$2

CURRENT ASSETS
Cash and bank balances	10,696	134
Deposits and prepayments	3,301	360
Trade receivable	-	-
Total Current Assets	$13,997	$494

TOTAL ASSETS	$13,998	$496

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals (including $38,754 and $69,475 to related party as of September 30, 2024 and December 31, 2023, respectively)	106,117	132,806
Amount due to directors	6,361	3,457
Income tax payable	1,380	1,380
TOTAL CURRENT LIABILITIES	$113,858	$137,643

TOTAL LIABILITIES	$113,858	$137,643

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 57,680,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023 respectively	5,768	5,768
Additional paid-in capital	570,132	570,132
Exchange translation reserve	69	-
Accumulated losses	(675,829)	(713,047)
TOTAL STOCKHOLDERS’ EQUITY	$(99,860)	$(137,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,998	$496

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2024	2023	2024	2023

REVENUE	$6,000	$6,000	$18,000	$18,000

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$6,000	$6,000	$18,000	$18,000

OTHER INCOME	$36,950	$3,553	$99,383	$36,315

GENERAL AND ADMINISTRATIVE EXPENSES (including $3,500 and $3,500 of general and administrative expenses to related party for the 3 months ended September 30, 2024 and 2023, and $10,500 and $10,500 for the 9 months ended September 30, 2024 and 2023, respectively)	$31,039	$55,183	$80,165	$182,064

PROFIT/ (LOSS) BEFORE INCOME TAX	$11,911	$(45,630)	$37,218	$(127,749)

INCOME TAX EXPENSE	$-	$-	$-	$-

NET PROFIT/ (LOSS)	$11,911	$(45,630)	$37,218	$(127,749)

OTHER COMPREHENSIVE PROFIT-Foreign exchange translation adjustment	$73	$-	$69	$-

TOTAL COMPREHENSIVE PROFIT/ (LOSS)	$11,984	$(45,630)	$37,287	$(127,749)

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	57,680,500	57,637,108	57,680,500	57,637,108

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Nine months ended September 30, 2023

	Common Stock		Additional		Exchange
	Number of Shares	Amount	Paid-In Capital	Accumulated Losses	Translation Reserve	Total Equity

Balance as of December 31, 2022 (Audited)	57,600,000	5,760	489,640	(556,156)	-	(60,756)

Net loss from January 1, 2023 to March 31, 2023				(46,928)	-	(46,928)

Balance as of March 31, 2023 (Unaudited)	57,600,000	5,760	489,640	(603,084)	-	(107,684)

Net loss from April 1, 2023 to June 30, 2023				(35,191)	-	(35,191)

Balance as of June 30, 2023 (Unaudited)	57,600,000	5,760	489,640	(638,275)	-	(142,875)

Shares issued in the Initial Public Offering completed on 23 September, 2023 at $1.00 per share	80,500	8	80,492	-	-	80,500

Net loss from July 1, 2023 to September 30, 2023				(45,630)		(45,630)

Balance as of September 30, 2023 (Unaudited)	57,680,500	5,768	570,132	(683,905)	-	(108,005)

Nine months ended September 30, 2024

	Common Stock		Additional		Exchange
	Number of Shares	Amount	Paid-In Capital	Accumulated Losses	Translation Reserve	Total Equity

Balance as of December 31, 2023 (Audited)	57,680,500	5,768	570,132	(713,047)	-	(137,147)

Net loss from January 1, 2024 to March 31, 2024				(4,358)	-	(4,358)

Balance as of March 31, 2024 (Unaudited)	57,680,500	5,768	570,132	(717,405)	-	(141,505)

Exchange Translation Reserve					(4)	(4)

Net profit from April 1, 2024 to June 30, 2024				29,665	-	29,665

Balance as of June 30, 2024 (Unaudited)	57,680,500	5,768	570,132	(687,740)	(4)	(111,844)

Exchange Translation Reserve					73	73

Net profit from July 1, 2024 to September 30, 2024				11,911	-	11,911

Balance as of September 30, 2024 (Unaudited)	57,680,500	5,768	570,132	(675,829)	69	(99,860)

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/ (loss)	$37,218	$(127,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	15,178
Interest expense	-	669
Allowance for doubtful debt	-	51,383
Reversal of allowance for doubtful debt	(80,373)	-

Changes in operating assets and liabilities:
Trade receivable	80,373	(15,383)
Deposits and prepayments	(2,941)	23
Other payables and accruals	(26,689)	(28,324)
Amount due to directors	2,905	(6,274)
Net cash generated from/ (used in) operating activities	10,493	(110,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		80,500
Payment of lease liabilities	-	(16,371)
Net cash generated from financing activities	-	64,129

Effect of exchange rate changes on cash and cash equivalent	69	-

Net increase/(decrease) in cash and cash equivalents	10,562	(46,348)
Cash and cash equivalents, beginning of period	134	56,043
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,696	$9,695
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$669

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries (‘the Company’) for the nine months ended September 30, 2024 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiary, Jocom Holdings Corp and JHC Digital Sdn Bhd. The Company has adopted December 31 as its fiscal year end.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended September 30, 2024, the Company suffered an accumulated deficit of $675,829 and capital deficiency of $99,860. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30, 2024	As of and for the twelve months ended December 31, 2023

Period-end RM : US$1 exchange rate	4.122	4.589
Period-average RM : US$1 exchange rate	4.625	4.561

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

As of September 30, 2024 and December 31, 2023 the Company has an issued and outstanding common share of 57,680,500 and 57,680,500.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INTANGIBLE ASSET

	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
At cost:	$1	$1
AI Smart Platform	$1	$1

5. PLANT AND EQUIPMENT

Plant and equipment as of September 30, 2024, and December 31, 2023 are summarized below:

	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)

Renovation	$-	$2,163
Total	-	2,163
Accumulated depreciation[1]	$-	$(2,162)
Plant and equipment, net	$-	$1

1	For the nine months period ended September 30, 2024 and 2023, depreciation expense was Nil and $811 respectively.

6. CASH AND CASH EQUIVALENTS

As at September 30, 2024, and December 31, 2023, the Company recorded cash and cash equivalents of $10,696 and $134 respectively which consists of cash on hand and bank balances.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

7. TRADE RECEIVABLE

Trade receivable consisted of the following as of September 30, 2024, and December 31, 2023.

	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Trade receivable	$-	$80,373
Allowance for doubtful debts	$-	$(80,373)
Total trade receivable	$-	$-

As of September 30, 2024, trade receivable is Nil.

As of December 31, 2023, trade receivable of $80,373 which were related party transactions were netted off with allowance for doubtful debts of $80,373. The total outstanding balance for trade receivable is Nil.

The amount due from trade receivable is subject to normal trade credit term.

8. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following as of September 30, 2024, and December 31, 2023.

	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Deposits	401	360
Prepayments	2,900	-
Total deposits and prepayments	$3,301	$360

As of September 30, 2024, and December 31, 2023, total deposits paid was $401 and $360 which mainly from the deposit of rental security and utilities deposit for the increase of lease rental.

As of September 30, 2024, the prepayments of $2,900 was mainly for the subscription of OTC markets. As of December 31, 2023, prepayment was nil.

9. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of September 30, 2024, and December 31, 2023.

	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Other payables	$61,410	$94,469
Accruals	$44,707	$38,337
Total other payables and accruals	$106,117	$132,806

As of September 30, 2024 and December 31, 2023, other payables of $38,754 and $69,475 were related party balances. The amount is unsecured, interest-free and repayable on demand.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of September 30, 2024, and December 31, 2023.

	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (Audited)
Amount due to directors	$6,361	$3,457
Total amount due to directors	$6,361	$3,457

As of September 30, 2024, and December 31, 2023, the amount of $6,361 and $3,457 were mainly due to expenses paid by directors. The amount is unsecured, interest-free and repayable on demand.

11. INCOME TAXES

For the nine months ended September 30, 2024 and 2023, the local (United States) and foreign components of profit/ (loss) before income taxes were comprised of the following:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Tax jurisdictions from:
Local	$4,297	(76,537)
Foreign, representing
- Labuan	$34,858	(51,212)
- Malaysia (other than Labuan)	$(1,937)	-
Profit/ (Loss) before income tax	$37,218	(127,749)

The provision for income taxes consisted of the following:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023

Current:
- Local	$-	$-
- Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States and Malaysia including Labuan that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2024, the operations in the United States of America incurred $561,456 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041, if unutilized.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

12. RELATED PARTY TRANSACTIONS

	For the nine months ended September 30, 2024 (Unaudited)	For the nine months ended September 30, 2023 (Unaudited)
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$6,000	$18,000

Joshua Sew [2]
- IT Advisory Fee	$-	$7,035

Khoo Ghi Geok [3]
- Accounting Fee	$10,500	$10,500

[1]	Mr. Joshua and Ms. Agnes, the Company Chief Executive Officer and Chief Financial Officer, are the directors of Jocom MShopping Sdn. Bhd.

[2]	Mr. Joshua Sew is the Company Chief Executive Officer.

[3]	Ms. Khoo Ghi Geok purchased a total of 10,000 shares of common stock in the Initial Public Offering at a price of $1.00 per share on August 20, 2023.

13. COMMITMENTS AND CONTINGENCIES

As of September 30, 2024, the Company has no commitments or contingencies involved.

14. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the nine months ended September 30, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the nine months ended September 30,2024			For the nine months ended September 30,2023
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$6,000	33%	$-	$18,000	100%	$12,000
Customer B	$12,000	67%	$-	$-	-%	$-
	$18,000	100%	$-	$18,000	100%	$12,000

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

(b) Major suppliers

For the nine months ended September 30, 2024, and 2023, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Geography:

	For the nine months ended September 30, 2024
	US	Malaysia	Total

Revenue	$-	$18,000	$18,000
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net profit before taxation	$4,297	$32,921	$37,218

Total assets	$2,829	$11,169	$13,998

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the nine months ended September 30, 2023
	US	Malaysia	Total

Revenue	-	18,000	18,000
Cost of revenue	-	-	-
Depreciation and amortization	-	15,178	15,178
Net loss before taxation	$(76,537)	$(51,212)	$(127,749)

Total assets	$-	$26,581	$26,581

*	Revenues and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 8, 2024, for the period ended September 30, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the nine months ended September 30, 2024 and September 30, 2023

Revenues

The Company generated revenue of $18,000 respectively for the nine months ended September 30, 2024 and 2023. The revenue was a result of a service fee paid by a client to carry out data analytic services on the Southeast Asian online grocery market via our software solution.

Cost of Revenue and Gross Profit

For the nine months ended September 30, 2024 and 2023, the Company did not have any cost of revenue. The Company generated gross profits of $18,000 respectively for the nine months ended September 30, 2024 and 2023.

Other Income

For the nine months ended September 30, 2024 and 2023, the Company generated other income of $19,010 and $36,315 from foreign currency variations. Other income from the reversal of doubtful debts for the nine months ended September 30, 2024 and 2023 are $80,373 and nil respectively.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2024 and 2023 amounted to $80,165 and $182,064 respectively.

Net Profit/ (Loss)

The net profit was $37,218 for the nine months ended September 30, 2024 as compared to net loss of $127,749 for the nine months ended September 30, 2023. The improvement in the net profit was mainly from the decrease in doubtful debts, depreciation, and amortisation plus IT advisory fees.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $10,696 as compared to $9,695 as of September 30, 2023. We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Generated / Used In Operating Activities

For the nine months ended September 30, 2024, net cash generated in operating activities was $10,493 and net cash used in operating activities is $110,477 for the nine months ended September 30, 2023. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated/ Used In Investing Activity

For the period from January 1, 2024 to September 30, 2024 and for the period from January 1, 2023 to September 30, 2023, there was no cash used for the investing activity.

Cash Generated/ Used in Financing Activity

For the period from January 1, 2024 to September 30, 2024, there was no cash used for the financing activity.

For the period from January 1, 2023 to September 30, 2023, net cash generated in the financing activity was $64,129 from the proceeds from sale of common stocks and the repayment of lease liabilities.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2024.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jocom Holdings Corp.
(Name of Registrant)

Date: November 13, 2024
	By:	/s/ SEW WEN CHEAN
	Title:	Chief Executive Officer, Director

