Form 10-K
period 2024-12-31
JOCOM HOLDINGS CORP.
filed 2025-05-05
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-56629

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on June 30, 2024 (the last business day of our most recently completed second fiscal quarter) was $6,702,990 based on the average bid and asked price of $1.18.

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2024
Common Stock, $.0001 par value	57,680,500

Jocom Holdings Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

Business Overview

Jocom Holdings Corp., a Nevada Corporation, is a company that operates through its wholly owned subsidiary, Jocom Holdings Corp., a Company organized in Labuan, Malaysia. The Nevada and Labuan, Malaysia corporations share the same exact business plan.

Note: The purpose of the Labuan, Malaysia Company is to function as the current regional hub, carrying out the majority of physical operations of the Company. Initially, we intend for our services to cover the whole of mainland of Malaysia. The Labuan company is part of our international business structure that encompasses our expansion plans and provides other trade and tax benefits.

JHC Digital Sdn. Bhd., a wholly owned subsidiary of Jocom Holdings Corp., Labuan, is incorporated in Kuala Lumpur, Malaysia, for the groups’ future business expansion to trading of all kinds of goods online or offline, ecommerce, logistics activities, consulting services for software technology and software development.

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

Employees

As of December 31, 2024, the company has a total of 2 full-time employees at our headquarter office in Kuala Lumpur, Malaysia which includes our founder and Chief Executive Officer Mr. Sew, and our co-founder & Chief Financing Officer, Ms. Chua. Currently, all of our employees, Officers and/or Directors have the flexibility to work on our business up to 30 hours per week, but are prepared to devote more time if necessary.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company is currently quoted under OTC Markets under symbol JOCM since July 31, 2024. The Company believes that we do not have an established public trading market, and we cannot assure you that there will be any liquidity for our common stock in the future and such quotation reflect inter-dealer prices, without retail mark up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year 2024	High Bid	Low Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$1.18	$1.18
Fourth Quarter	$1.18	$1.18

Holders

As of December 31, 2024, we had 57,680,500 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 67 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2024.

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

Results of Operations for the year ended December 31, 2024 and 2023

Revenue

The Company generated revenue of $24,000 and $24,000 for the year ended December 31, 2024 and 2023. The revenue was a result of a service fee paid by a client to carry out data analytic services on the Southeast Asian online grocery market via our software solution.

Cost of Revenue and Gross Margin

For the year ended December 31, 2024 and 2023, the Company did not have any cost of revenue. The Company generated gross profits of $24,000 and $24,000 for the year ended December 31, 2024 and 2023.

Other Income

For the year ended December 31, 2024, the Company generated other income of $131,674 which $51,301 is from foreign currency variations and $80,373 is from reversal of doubtful debts. For the year ended December 31, 2023, the Company generated other income of $36,232 from foreign currency variations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 and 2023 amounted to $87,155 and $217,123 respectively.

Net profit/loss

The net profit for the year ended December 31, 2024 was $68,519 as compared to net loss $156,891 for the year ended December 31, 2023. The decrease in net loss was mainly from the reversal of over accruals of operating expenses and reversal of provision of doubtful debt. Taking into the loss for the year ended December 31, 2023, the accumulated loss for the Company has decreased from $713,047 to $644,528.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $2,481 as compared to $134 for the year ended December 31, 2023. We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Provided by/Used In Operating Activities

For the year ended December 31, 2024 net cash provided by operating activities was $2,280 whereas for the year ended December 31, 2023, net cash used in operating activities is $115,318. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided by/Used In Financing Activities

For the year ended December 31, 2024, there is no net cash used in/provided by financing activity whereas for the year ended December 31, 2023, net cash provided by financing activities was $59,409 which $80,500 was proceeds from sale of common stock less lease payments at $21,091.

Cash provided by/used in Investing Activity

During the year ended December 31, 2024 and 2023, there is no net cash used in/provided by investing activity.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries for the year ended December 31, 2024 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiaries, Jocom Holdings Corp. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of December 31, 2024, the Company suffered an accumulated deficit of $644,528, and having capital deficiency of $68,561. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Translation of amounts from MYR into US$1 has been made at the following exchange rates for the respective year:

	As of and for the year ended December 31,
	2024	2023

Year-end RM: US$1 exchange rate	4.476	4.589
Year-average RM: US$1 exchange rate	4.563	4.561

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”).

Management periodically reviews new accounting standards that are issued.

Accounting Standards Adopted in 2024

Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements.

During the fourth quarter of 2024, we adopted ASU 2023-07 and enhanced our segment disclosures in line with the new guidance. The adoption had no effect on our consolidated financial statements.

Accounting Standards not yet Adopted

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Sew Wen Chean (“Joshua”)	44	Chief Executive Officer, Director
Chua Hwee Ping (“Agnes”)	50	Chief Financial Officer, President, Secretary, Treasurer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the year December 31, 2024, for services rendered in all capacities to us.

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sew Wen Chean	2024	-	-	-	-	-	-	-	-
(Chief Executive Officer, Director)	2023	-	-	-	-	-	-	-	-
Chua Hwee Ping	2024	-	-	-	-	-	-	-	-
(Chief Financial Officer, President, Secretary, Treasurer, Director)	2023	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2024, the Company has 57,680,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2024, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Nil

5% or greater shareholders (excluding officers/directors)
Worldory Sdn Bhd	38,000,000	65.88%	65.88%
SEATech Ventures Corp. Address: 11-05 & 11-06, Tower A Ave 3, Vertical Business Suite, Jalan Kerinchi Bangsar South, 59200 Kuala Lumpur	8,500,000	14.74%	14.74%
JTalent Sdn. Bhd.	5,500,000	9.54%	9.54%

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

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit fees	$24,819	$24,100
Accounting related fees
Current year	30,095	40,441
Over provision	(33,510)	-
Tax fees	2,939	2,720
All other fees	-	-
Total	$24,343	$67,261

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation. There was a reversal of $36,390 being over accruals of accounting fee from July 2023 to September 2024 done in 2024.

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

JOCOM HOLDINGS CORP.
(Name of Registrant)

Date: May 5, 2025	By:	/s/ SEW WEN CHEAN
	Title:	Chief Executive Officer, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Jocom Holdings Corp.

Unit No. 11-1, Level 11, Tower 3, Avenue 3

Bangsar South, No. 8, Jalan Kerinchi

59200 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jocom Holdings Corp. (the ‘Company’) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income/(loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the each of the years in the two-year period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the each of the years in the two-year period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Subtantial Doubt About the Entity’s Ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of 31 December 2024, the Company suffered an accumulated losses of $644,528 and having capital deficiency of $68,561. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

5 May 2025

PCAOB ID: 6723

JOCOM HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31, 2024	As of December 31, 2023

ASSETS
NON-CURRENT ASSETS
Intangible asset	1	1
Plant and equipment, net	-	1
Total Non-Current Assets	$1	$2

CURRENT ASSETS
Trade receivable	-	-
Deposits and prepayment	5,790	360
Cash and bank balances	2,481	134
Total Current Assets	$8,271	$494

TOTAL ASSETS	$8,272	$496

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals (including $26,464 and $70,823 to related party as of December 31, 2024, and 2023 respectively)	69,434	132,806
Amount due to directors	6,019	3,457
Income tax payable	1,380	1,380
Leased Liabilities	-	-
TOTAL CURRENT LIABILITIES	$76,833	$137,643

TOTAL LIABILITIES	$76,833	$137,643

STOCKHOLDERS’ EQUITY
SHAREHOLDER EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 57,680,500 shares issued and outstanding as of December 31, 2024 and December 31, 2023 respectively	5,768	5,768
Additional paid-in capital	570,132	570,132
Exchange translation reserve	67	-
Accumulated losses	(644,528)	(713,047)
TOTAL STOCKHOLDERS’ EQUITY	$(68,561)	$(137,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,272	$496

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	December 31, 2024	December 31, 2023

Revenue (including $6,000 and $24,000 revenue to related party for the year ended December 31, 2024 and 2023 respectively)	$24,000	$24,000

Gross profit	24,000	24,000

Other Income	131,674	36,232

Operating expenses:
General and administrative expenses(including $10,500 and $21,035 of general and administrative expenses to related party for the year ended December 31, 2024 and 2023 respectively)	(87,155)	(217,123)

Profit/(Loss) before income tax	68,519	(156,891)

Income tax expense	-	-

Profit/(Loss) for the year	$68,519	$(156,891)

Other comprehensive loss:
- Foreign currency translation gain	67	-

Comprehensive profit	$68,586	$(156,891)

Net loss per share - Basic and diluted	-	-

Weighted average number of common shares outstanding - Basic and diluted	57,680,500	57,657,399

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	Common Stock		Additional		Exchange
	Number of Shares	Amount	Paid-In Capital	Accumulated Losses	Translation Reserve	Total Equity

Balance as of December 31, 2022 (Audited)	57,600,000	5,760	489,640	(556,156)	-	(60,756)

Shares issued in private placement completed on 25 September, 2023 at $1.00 per share	80,500	8	80,492	-	-	80,500

Net loss for the year 2023				(156,891)		(156,891)

Balance as of December 31, 2023 (Audited)	57,680,500	5,768	570,132	(713,047)	-	(137,147)

Exchange Translation Reserve					67	67

Net profit for the year 2024				68,519		68,519

Balance as of December 31, 2024 (Audited)	57,680,500	5,768	570,132	(644,528)	67	(68,561)

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2024	For the year ended December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$68,519	$(156,891)

Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Allowance for doubtful debt	$-	$48,373
Reversal of allowance for doubtful debt	$(80,373)	$-
Depreciation and amortisation	$-	$19,709
Interest expense	$-	$314

Changes in operating assets and liabilities:
Trade receivable	$80,373	$(373)
Deposits and prepayment	$(5,429)	$17
Other payables and accruals	$(63,372)	$(20,654)
Amount due to directors	$2,562	$(5,813
Net cash provided by/(used in) operating activities	$2,280	$(115,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of lease liabilities	$-	$(21,091)
Proceeds from issuance of common stocks	$-	$80,500
Net cash provided by financing activities	$-	$59,409

Effect of exchange rate changes on cash and cash equivalent	$67	$-

Net increase/(decrease) in cash and cash equivalents	$2,347	$(55,909)
Cash and cash equivalents, beginning of year	$134	$56,043
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$2,481	$134
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of December 31, 2024, the Company suffered an accumulated deficit of $644,528, and having capital deficiency of $68,561 and positive operating cash flows of $2,280. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries for the year ended December 31, 2024 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiaries, Jocom Holdings Corp. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

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

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2024	2023

Year-end RM: US$1 exchange rate	4.476	4.589
Year-average RM: US$1 exchange rate	4.563	4.561

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

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, considers the applicability and impact of all accounting standards updates (“ASUs”).

Management periodically reviews new accounting standards that are issued.

Accounting Standards Adopted in 2024

Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard provides improvements to reportable segment disclosure requirements through amendments that require disclosure of significant segment expenses and other segment items on an interim and annual basis and requires all annual disclosures about a reportable segment’s profit or loss and assets to be made on an interim basis. The standard also requires the disclosure of the chief operating decision maker’s (“CODM”) title and position and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also clarifies that if the CODM uses more than one measure in assessing segment performance and deciding how to allocate resources, a company may report the additional segment profit or loss measure(s) and that companies with a single reportable segment must provide all disclosures required by this amendment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The standard should be applied retrospectively to all prior periods presented in the financial statements.

During the fourth quarter of 2024, we adopted ASU 2023-07 and enhanced our segment disclosures in line with the new guidance. The adoption had no effect on our consolidated financial statements.

Accounting Standards not yet Adopted

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its unaudited condensed consolidated financial statements and related disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its condensed consolidated financial statements.

 Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses:

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The new standard requires entities to disclose additional information about certain expenses, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, as well as selling expenses included in commonly presented expense captions on the income statement. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted.

The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024 the Company has an issued and outstanding common share of 57,680,500.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. INTANGIBLE ASSET

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
At cost:	$1	$1
AI Smart Platform	$1	$1

5. PLANT AND EQUIPMENT

Plant and equipment as of December 31, 2024, and December 31, 2023 are summarized below:

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)

Renovation	$-	$2,163
Total	-	2,163
Accumulated depreciation[1]	$-	$(2,162)
Plant and equipment, net	$-	$1

[1]	For the year ended December 31, 2024, depreciation expense was $Nil.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. CASH AND CASH EQUIVALENTS

As at December 31, 2024, and December 31, 2023, the Company recorded cash and cash equivalents of $2,481 and $134 respectively which consists of cash on hand and bank balances.

7. TRADE RECEIVABLE

Trade receivable consisted of the following as of December 31, 2024, and December 31, 2023.

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
Trade receivable	$-	$80,373
Allowance for doubtful debts	$-	$(80,373)
Total trade receivable	$-	$-

As of December 31, 2024, trade receivable of $Nil.

As of December 31, 2023, trade receivable of $80,373 which were related party transactions were netted off with allowance for doubtful debts of $80,373. The total outstanding balance for trade receivable is Nil.

The amount due from trade receivable is subject to normal trade credit term.

8. DEPOSITS AND PREPAYMENT

Deposits and prepayment consisted of the following as of December 31, 2024, and December 31, 2023.

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
Deposits	369	360
Prepayment	5,421	-
Total deposits and prepayment	5,790	360

As of December 31, 2024 and 2023, total deposits paid was $369 and $360 which mainly from the deposit of rental security and utilities for the increase of lease rental. The prepayment as of December 31, 2024 and 2023 was $5,421 and $Nil respectively.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of December 31, 2024, and December 31, 2023.

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
Other payables	$52,127	$94,469
Accruals	$17,307	$38,337
Total other payables and accruals	$69,434	$132,806

As of December 31, 2024, and 2023, other payables of $26,464 and $70,823 were related party balances. The amount is unsecured, interest-free and repayable on demand.

10. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of December 31,2024, and December 31, 2023.

	As of December 31, 2024 (Audited)	As of December 31, 2023 (Audited)
Amount due to directors	$6,019	$3,457
Total amount due to directors	$6,019	$3,457

As of December 31, 2024 and 2023, the amount of $6,019 and $3,457 were mainly on behalf payment by directors. The amount is unsecured, interest-free and repayable on demand.

11. INCOME TAXES

For the year ended December 31, 2024, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Tax jurisdictions from:
Local	$(30,441)	(90,563)
Foreign, representing
- Labuan	$101,427	(66,328)
- Malaysia (other than Labuan)	$(2,467)	$-
Profit/(Loss) before income tax	$68,519	(156,891)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Current:
- Local	$-	$-
- Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States Labuan and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2024, the operations in the United States of America incurred $598,731 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041, if unutilized.

Labuan

Under the current laws of the Labuan, Jocom Holdings Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Malaysia (Other than Labuan)

Under the current laws of Malaysia, JHC Digital Sdn. Bhd. is governed under the Income Tax Act, 1967. The tax charge for such company is based on 24% of net audited profit.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. RELATED PARTY TRANSACTIONS

	As of December 31, 2024	As of December 31, 2023
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$6,000	$24,000

Joshua Sew [2]
- IT Advisory Fee	$-	$7,035
Khoo Ghi Geok [3]
- Accounting Fee	$10,500	$14,000

[1]	Mr. Joshua and Ms. Agnes, the Company Chief Executive Officer and Chief Financial Officer, are the directors of Jocom MShopping Sdn. Bhd.

[2]	Mr. Joshua Sew is the Company Chief Executive Officer.

3	Ms. Khoo Ghi Geok purchased a total of 10,000 shares of common stock in the Initial Public Offering at a price of $1.00 per share on August 20, 2023.

13. COMMITMENTS AND CONTINGENCIES

As of December 31, 2024, and December 31, 2023, the Company has no commitments or contingencies involved.

14. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the year ended December 31, 2024 and 2023, the customers who accounted for 10% or more of the Company’s revenue and its accounts receivable balance at year end are presented as follows:

	For the year ended December 31, 2024			For the year ended December 31, 2023
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$6,000	25%	$-	$24,000	100%	$-
Customer B	$18,000	75%	$-	$-	-	$-
	$24,000	100%	$-	$24,000	100%	$-

(b) Major suppliers

For the year ended December 31, 2024, and year ended December 31, 2023, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at year end.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Business Unit:

	For the year ended December 31, 2024
	Investment Holding	Software Solution	Total

Revenue	$-	$24,000	$24,000
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net profit/(loss) before taxation	$(35,445)	$103,964	$68,519

Total assets	$7,654	$618	$8,272

	For the year ended December 31, 2023
	Investment Holding	Software Solution	Total

Revenue	-	$24,000	$24,000
Cost of revenue	-	-	-
Depreciation and amortization	-	$19,709	$19,709
Net loss before taxation	$(90,563)	$(66,328)	$(156,891)

Total assets	$-	$496	$496

By Geography:

	For the year ended December 31, 2024
	US	Malaysia	Total

Revenue	$-	$24,000	$24,000
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net profit/(loss) before taxation	$(32,978)	$101,497	$68,519

Total assets	$5,421	$2,851	$8,272

	For the year ended December 31, 2023
	US	Malaysia	Total

Revenue	-	$24,000	$24,000
Cost of revenue	-	-	-
Depreciation and amortization	-	$19,709	$19,709
Net loss before taxation	$(90,563)	$(66,328)	$(156,891)

Total assets	$-	$496	$496

*Revenues and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

