Form 10-Q
period 2025-03-31
JOCOM HOLDINGS CORP.
filed 2025-05-20
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2025
Common Stock, $0.0001 par value	57,680,500

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three Months Ended March 31, 2025 (unaudited) and March 31, 2024 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2025 (unaudited) and March 31, 2024 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-17
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	6
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	7
	SIGNATURES	8

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 (Unaudited) AND DECEMBER 31, 2024 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31, 2025	As of December 31, 2024

ASSETS
NON-CURRENT ASSETS
Intangible asset	1	1
Plant and equipment, net	-	-
Total Non-Current Assets	$1	$1

CURRENT ASSETS
Cash and bank balances	2,450	2,481
Trade receivable	-	-
Deposits and prepayment	3,517	5,790
Total Current Assets	$5,967	$8,271

TOTAL ASSETS	$5,968	$8,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals (including $5,291 and $26,464 to related party as of March 31, 2025, and December 31, 2024 respectively)	36,115	69,434
Amount due to directors	-	6,019
Income tax payable	1,380	1,380
TOTAL CURRENT LIABILITIES	$37,495	$76,833

TOTAL LIABILITIES	$37,495	$76,833

STOCKHOLDERS’ EQUITY
SHAREHOLDER EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 57,680,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024 respectively	5,768	5,768
Additional paid-in capital	570,132	570,132
Exchange translation reserve	59	67
Accumulated losses	(607,486)	(644,528)
TOTAL STOCKHOLDERS’ EQUITY	$(31,527)	$(68,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,968	$8,272

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended March 31
	2025	2024

REVENUE - RELATED PARTY	$-	$6,000

COST OF REVENUE	$-	$-

GROSS PROFIT	$-	$6,000

OTHER INCOME	$56,209	$11,886

GENERAL AND ADMINISTRATIVE EXPENSES (including $3,361 and $3,500 of general and administrative expenses to related party for the 3 months ended March 31, 2025 and 2024, respectively)	$(19,167)	$(22,244)

PROFIT/(LOSS) BEFORE INCOME TAX	$37,042	$(4,358)

INCOME TAX PROVISION	$-	$-

NET PROFIT/(LOSS)	$37,042	$(4,358)

OTHER COMPREHENSIVE LOSS
- Foreign currency translation loss	$(8)	$-

TOTAL COMPREHENSIVE PROFIT/(LOSS)	$37,034	$(4,358)

Net loss per share, basic and diluted:	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	57,680,500	57,680,500

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Three months ended March 31, 2024
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Losses	Exchange Translation Reserve	Total Equity

Balance as of December 31, 2023 (Audited)	57,680,500	5,768	570,132	(713,047)	-	(137,147)

Net loss from January 1, 2024 to March 31, 2024				(4,358)	-	(4,358)

Balance as of March 31, 2024 (Unaudited)	57,680,500	5,768	570,132	(717,405)	-	(141,505)

Three months ended March 31, 2025
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Losses	Exchange Translation Reserve	Total Equity

Balance as of December 31, 2024 (Audited)	57,680,500	5,768	570,132	(644,528)	67	(68,561)

Exchange Translation Reserve					(8)	(8)

Net profit from January 1, 2025 to March 31, 2025				37,042		37,042

Balance as of March 31, 2025 (Unaudited)	57,680,500	5,768	570,132	(607,486)	59	(31,527)

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$37,042	$(4,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful debt	-	(6,629)

Changes in operating assets and liabilities:
Trade receivable	-	(5,370)
Deposits and prepayment	2,273	10
Other payables and accruals	(33,344)	16,089
Amount due to directors	(6,019)	237
Net cash used in operating activities	(48)	(21)

Effect of exchange rate changes on cash and cash equivalent	17	-

Net decrease in cash and cash equivalents	(31)	(21)
Cash and cash equivalents, beginning of period	2,481	134
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,450	$113
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025, and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. Operating results for the period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. The condensed consolidated balance sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024. These financial statements should be read in conjunction with that report.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which the Company controls and entities for which the Company is the primary beneficiary. Acquired businesses are included in the consolidated financial statements from the date on which control is transferred to the Company. All inter-company accounts and transactions have been eliminated in the consolidation.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended March 31, 2025, the Company suffered an accumulated deficit of $607,486, capital deficiency of $31,527 and negative operating cash flows of $48. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the three months ended March 31, 2025	As of and for the twelve months ended December 31, 2024

Period-end RM : US$1 exchange rate	4.433	4.476
Period-average RM : US$1 exchange rate	4.450	4.563

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

As of March 31, 2025 and December 31, 2024 the Company has an issued and outstanding common share of 57,680,500 and 57,680,500.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INTANGIBLE ASSET

	As of March 31, 2025 (Unaudited)	As of December 31, 2024 (Audited)
At cost:	$1	$1
AI Smart Platform	$1	$1

5. CASH AND CASH EQUIVALENTS

As of March 31, 2025, and December 31, 2024, the Company recorded cash and cash equivalents of $2,450 and $,2481 respectively which consists of cash on hand and bank balances.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

6. DEPOSITS AND PREPAYMENT

Deposits and prepayment consisted of the following as of March 31, 2025, and December 31, 2024.

	As of March 31, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Deposits	-	369
Prepayment	3,517	5,421
Total deposits and prepayment	$3,517	$5,790

As of March 31, 2025 and December 31, 2024, total deposits paid were $Nil and $369 which mainly from the deposit of rental security and utilities for the increase of lease rental. The prepayment as of March 31, 2025 and December 31, 2024 was $3,517 and $5,421 respectively.

7. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of March 31, 2025, and December 31, 2024.

	As of March 31, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Other payables	$28,344	$52,127
Accruals	$7,771	$17,307
Total other payables and accruals	$36,115	$69,434

As of March 31, 2025, and December 31, 2024, other payables of $5,291 and $26,464 were related party balances. The amount is unsecured, interest-free and repayable on demand.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

8. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of March 31,2025, and December 31, 2024.

	As of March 31, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Amount due to directors	$-	$6,019
Total amount due to directors	$-	$6,019

As of March 31, 2025, and December 31, 2024, the amount of $Nil and $6,019 were mainly due to expenses paid by directors. The amount is unsecured, interest-free and repayable on demand.

9. INCOME TAXES

For the three months ended March 31,2025 and 2024, the local (United States) and foreign components of profit/(loss) before income taxes were comprised of the following:

	For the three ended March 31, 2025	For the three months ended March 31, 2024
Tax jurisdictions from:
Local	$(3,864)	(19,976)
Foreign, representing
- Labuan	$42,166	15,618
- Malaysia (other than Labuan)	$(1,260)	-
Profit/ (loss) before income tax	$37,042	(4,358)

The provision for income taxes consisted of the following:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Current:
- Local	$-	$-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States and Malaysia including Labuan that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2025, the operations in the United States of America incurred $602,595 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041, if unutilized.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

10. RELATED PARTY TRANSACTIONS

	For the three months ended March 31, 2025 (Unaudited)	For the twelve months ended December 31, 2024 (Audited)
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$-	$6,000

Khoo Ghi Geok [2]
- Accounting Fee	$3,361	$10,500

[1]	Mr. Joshua and Ms. Agnes, the Company Chief Executive Officer and Chief Financial Officer, are the directors of Jocom MShopping Sdn. Bhd.

[2]	Ms. Khoo Ghi Geok purchased a total of 10,000 shares of common stock in the Initial Public Offering at a price of $1.00 per share on August 20, 2023.

11. COMMITMENTS AND CONTINGENCIES

As of March 31, 2025, the Company has no commitments or contingencies involved.

12. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the three months ended March 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at year/period-end are presented as follows:

	For the three months ended March 31, 2025			For the three months ended March 31, 2024
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$-	-%	$-	$6,000	100%	$12,000
	$-	-%	$-	$6,000	100%	$12,000

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

(b) Major suppliers

For the three months ended March 31, 2025, and 2024, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

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

13. SEGMENT INFORMATION

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Business Unit:

	For the three months ended March 31, 2025
	Investment Holding	Software Solution	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net profit/(loss) before taxation	$(5,124)	$42,166	$37,042

Total assets	$3,517	$2,451	$5,968

	For the three months ended March 31, 2024
	Investment Holding	Software Solution	Total

Revenue	-	$6,000	$6,000
Cost of revenue	-	-	-
Depreciation and amortization	-	$-	$-
Net profit/ (loss) before taxation	$(19,976)	$15,618	$(4,358)

Total assets	$-	$12,464	$12,464

By Geography:

	For the three months ended March 31, 2025
	US	Malaysia	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net profit/ (loss) before taxation	$(3,864)	$40,906	$37,042

Total assets	$3,517	$2,451	$5,968

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	For the three months ended March 31, 2024
	US	Malaysia	Total

Revenue	-	6,000	6,000
Cost of revenue	-	-	-
Depreciation and amortization	-	-	-
Net profit/ (loss) before taxation	$(19,976)	$15,618	$(4,358)

Total assets	$-	$12,464	$12,464

*	Revenues and costs are attributed to countries based on the location of customers.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 8, 2024, for the period ended March 31, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the three months ended March 31, 2025 and March 31, 2024

Revenues

The Company generated revenue of $Nil and $6,000 for the three months ended March 31, 2025 and 2024 respectively. The revenue was a result of a service fee paid by a client to carry out data analytic services on the Southeast Asian online grocery market via our software solution..

Cost of Revenue and Gross Profit

For the three months ended March 31, 2025 and 2024, the Company did not have any cost of revenue. The Company generated gross profits of $Nil and $6,000 respectively for the three months ended March 31, 2025 and 2024.

Other Income

For the three months ended March 31, 2025 and 2024, the Company generated other income of $56,209 and $11,886 from waiver given on liabilities and foreign currency variations.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 and 2024 amounted to $19,167 and $22,244 respectively.

Net Loss

The net profit was $37,042 for the three months ended March 31, 2025 as compared to net loss of $4,358 for the three months ended March 31, 2024. The decrease in net loss was mainly from the waiver given on liabilities.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $2,450 as compared to $113 as of March 31, 2024. We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Used In Operating Activities

For the three months ended March 31, 2025 and 2024 net cash used in operating activities was $48 and $21. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Used In Investing Activity

For the period from January 1, 2025 to March 31, 2025 and for the period from January 1, 2024 to March 31, 2024, there was no cash used for the investing activity.

Cash Used in Financing Activity

For the period from January 1, 2025 to March 31, 2025, there was no cash used for the financing activity.

For the period from January 1, 2024 to March 31, 2024, there was no cash used for the financing activity.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of March 31, 2025.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Jocom Holdings Corp.
(Name of Registrant)

Date: May 20, 2025
	By:	/s/ SEW WEN CHEAN
	Title:	Chief Executive Officer, Director

