Form 10-Q
period 2025-09-30
JOCOM HOLDINGS CORP.
filed 2025-11-14
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2025
Common Stock, $0.0001 par value	65,680,500

2

PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 (Unaudited) AND DECEMBER 31, 2024 (Audited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30, 2025	As of December 31, 2024

ASSETS
NON-CURRENT ASSET
Intangible asset	-	1
Total Non-Current Asset	$-	$1

CURRENT ASSETS
Cash and bank balances	22,987	2,481
Deposit and prepayments	348,749	5,790
Other receivable	42	-
Total Current Assets	$371,778	$8,271

TOTAL ASSETS	$371,778	$8,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals (including $53,929 and $26,464 to related party as of September 30, 2025, and December 31, 2024 respectively)	63,629	69,434
Amount due to directors	-	6,019
Income tax payable	1,380	1,380
TOTAL CURRENT LIABILITIES	$65,009	$76,833

TOTAL LIABILITIES	$65,009	$76,833

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 65,680,500 shares issued and outstanding as of September 30, 2025 as compared to 57,680,500 shares issued and outstanding as of December 31, 2024.	6,568	5,768
Additional paid-in capital	1,369,332	570,132
Subscription receivable	(300,000)	-
Exchange translation reserve	6,438	67
Accumulated losses	(775,569)	(644,528)
TOTAL STOCKHOLDERS’ EQUITY	$306,769	$(68,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$371,778	$8,272

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2025	2024	2025	2024

REVENUE	$-	$6,000	$-	$18,000

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$-	$6,000	$-	$18,000

OTHER INCOME	$381	$36,950	$87,095	$99,383

GENERAL AND ADMINISTRATIVE EXPENSES (including $44,589 and $3,500 of general and administrative expenses to related party for the 3 months ended September 30, 2025 and 2024, and $108,361 and $16,500 for the 9 months ended September 30, 2025 and 2024, respectively)	$73,073	$31,039	$213,914	$80,165

(LOSS)/PROFIT BEFORE INCOME TAX	$(72,692)	$11,911	$(126,819)	$37,218

INCOME TAX EXPENSE	$-	$-	$-	$-

NET (LOSS)/PROFIT FROM CONTINUING OPERATIONS	$(72,692)	$11,911	$(126,819)	$37,218

NET (LOSS) FROM DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	(4,222)	-	-	-

NET (LOSS)	(76,914)	11,911	(126,819)	37,218

OTHER COMPREHENSIVE PROFIT	$6,358	$73	$-	$69

TOTAL COMPREHENSIVE (LOSS)/ PROFIT	$(70,556)	$11,984	$(126,819)	$37,287

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	64,457,674	57,680,500	61,936,910	57,680,500

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30, 2024

	Common Stock		Additional		Exchange
	Number of Shares	Amount	Paid-In Capital	Accumulated Losses	Translation Reserve	Total Equity

Balance as of December 31, 2023 (Audited)	57,680,500	5,768	570,132	(713,047)	-	(137,147)

Net loss from January 1, 2024 to March 31, 2024				(4,358)	-	(4,358)

Balance as of March 31, 2024 (Unaudited)	57,680,500	5,768	570,132	(717,405)	-	(141,505)

Exchange Translation Reserve					(4)	(4)

Net profit from April 1, 2024 to June 30, 2024				29,665	-	29,665

Balance as of June 30, 2024 (Unaudited)	57,680,500	5,768	570,132	(687,740)	(4)	(111,844)

Exchange Translation Reserve					73	73

Net profit from July 1, 2024 to September 30, 2024				11,911	-	11,911

Balance as of September 30, 2024 (Unaudited)	57,680,500	5,768	570,132	(675,829)	69	(99,860)

	Nine months ended September 30, 2025

	Common Stock		Additional			Exchange
	Number of Shares	Amount	Paid-In Capital	Accumulated Losses	Subscription receivable	Translation Reserve	Total Equity

Balance as of December 31, 2024 (Audited)	57,680,500	5,768	570,132	(644,528)	-	67	(68,561)

Exchange Translation Reserve					-	(8)	(8)

Net profit from January 1, 2025 to March 31, 2025				37,042	-	-	37,042

Balance as of March 31, 2025 (Unaudited)	57,680,500	5,768	570,132	(607,486)	-	59	(31,527)

Shares issued in the Unregistered Sales of Equity Securities completed on 24 June 2025 at $0.10 per share	7,000,000	700	699,300		-		700,000

Subscription receivable					(300,000)		(300,000)

Exchange Translation Reserve						21	21

Net loss from April 1, 2025 to June 30, 2025				(91,169)		-	(91,169)

Balance as of June 30, 2025 (Unaudited)	64,680,500	6,468	1,269,432	(698,655)	(300,000)	80	277,325

Shares issued in the Unregistered Sales of Equity Securities completed on 26 June 2025 at $0.10 per share	1,000,000	100	99,900		-		100,000

Closure of Subsidiary				(4,222)			(4,222)

Exchange Translation Reserve						6,358	6,358

Net loss from July 1, 2025 to Sept 30, 2025				(72,692)		-	(72,692)

Balance as of September 30, 2025 (Unaudited)	65,680,500	6,568	1,369,332	(775,569)	(300,000)	6,438	306,769

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/profit	$(126,819)	$37,218
Adjustments to reconcile net loss to net cash used in operating activities:
Closure of subsidiary	2,037	-
Written off of intangible assets	1
Reversal of allowance for doubtful debt	-	(80,373)

Changes in operating assets and liabilities:
Trade receivable and other receivable	-	80,373
Other receivable	(42)	-
Deposits and prepayments	(342,959)	(2,941)
Other payables and accruals	(11,862)	(26,689)
Amount due to directors	-	2,905
Net cash generated (used in)/generated from operating activities	(479,644)	10,493

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks	800,000
Subscription receivable	(300,000)	-
Net cash generated from financing activities	500,000	-

Effect of exchange rate changes on cash and cash equivalent	150	69

Net increase in cash and cash equivalents	20,506	10,562
Cash and cash equivalents, beginning of period	2,481	134
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,987	$10,696
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

On June 12, 2024, Jocom Holdings Corp, its wholly owned subsidiary, acquired 100% of the equity interests in JHC Digital Sdn. Bhd. (herein referred as the “Malaysia Company”), a private limited company incorporated in Kuala Lumpur, Malaysia. In consideration of the equity interests of JHC Digital Sdn Bhd., Ms. Chua was compensated $2,120 USD. JHC Digital Sdn. Bhd. has submitted an application for strike off on March 31, 2025 and the strike off is still in progress. On August 4, 2025, the strike was completed.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended September 30, 2025, the Company incurred a loss of $72,692 and suffered an accumulated deficit of $775,569 and negative operating cash flows of $479,644. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2025, and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. Operating results for the period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. The condensed consolidated balance sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2024. These financial statements should be read in conjunction with that report.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the nine months ended September 30, 2025	As of and for the twelve months ended December 31, 2024

Period-end RM : US$1 exchange rate	4.209	4.476
Period-average RM : US$1 exchange rate	4.324	4.563

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Between the period of July 7, 2025 to July 7, 2025, the Company issued 1,000,000 shares of restricted common stock to 1 foreign party, all of which do not reside in the United States. A total of 1,000,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $100,000 went to the Company to be used as working capital.

As of September 30, 2025 and December 31, 2024 the Company has an issued and outstanding common share of 65,680,500 and 57,680,500.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

4. INTANGIBLE ASSET

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
At cost:	$-	$1
AI Smart Platform	$-	$1

5. CASH AND CASH EQUIVALENTS

As at September 30, 2025, and December 31, 2024, the Company recorded cash and cash equivalents of $22,987 and $2,481 respectively which consists of cash on hand and bank balances.

6. OTHER RECEIVABLE

Other receivable consisted of the following as of September 30, 2025, and December 31, 2024.

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Other receivable	$42	$-
Total other receivable	$42	$-

As of September 30, 2025, other receivable of $42 is from the custodian agreement between Jocom Holdings Corp and Greenpro Trust Limited on April 8, 2025 where Greenpro Trust Limited is appointed and authorized to perform services on behalf of Jocom Holdings Corp. The custodian fee shall be 1% of the total custodian sum deposited with the custodian.

As of December 31, 2024, other receivable is $Nil.

7. DEPOSITS AND PREPAYMENTS

Deposits and prepayments consisted of the following as of September 30, 2025, and December 31, 2024.

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Deposits	348,000	369
Prepayments	749	5,421
Total deposits and prepayments	$348,749	$5,790

As of September 30, 2025, total deposits paid of $348,000 is advance payment for part of the earnest money for Yijun (Shanghai) Biotecholgy Co Ltd. Jocom Holdings Corp is planning to acquire the equity of Yijun (Shanghai) Biotecholgy Co Ltd. This exercise is expected to be completed by quarter 2, 2026. As of December 2024, total deposits paid of $369 is mainly from the deposit of rental security and utilities for the increase of lease rental.

As of September 30, 2025, total prepayments are for the advance payment which are invoiced in Nov 2024. The prepayments as of December 31, 2024 are $5,421.

8. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of September 30, 2025, and December 31, 2024.

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Other payables	$60,129	$52,127
Accruals	$3,500	$17,307
Total other payables and accruals	$63,629	$69,434

As of September 30, 2025 and December 31, 2024, other payables of $53,929 and $26,464 were related party balances. The amount is unsecured, interest-free and repayable on demand.

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

9. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of September 30, 2025, and December 31, 2024.

	As of September 30, 2025 (Unaudited)	As of December 31, 2024 (Audited)
Amount due to directors	$-	$6,019
Total amount due to directors	$-	$6,019

As of September 30, 2025, the amount $Nil from director allowance and December 31, 2024, the amount of 6,019 was mainly due to expenses paid by directors. The amount is unsecured, interest-free and repayable on demand.

10. INCOME TAXES

For the nine months ended September 30, 2025 and 2024, the local (United States) and foreign components of profit/ (loss) before income taxes were comprised of the following:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Tax jurisdictions from:
Local	$(19,675)	4,297
Foreign, representing
- Labuan	$(105,847)	34,858
- Malaysia (other than Labuan)	$(1,297)	(1,937)
(Loss)/Profit before income tax	$(126,819)	37,218

The provision for income taxes consisted of the following:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024

Current:
- Local	$-	$-
- Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States and Malaysia including Labuan that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2025, the operations in the United States of America incurred $615,869 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041, if unutilized.

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

JOCOM HOLDINGS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

11. RELATED PARTY TRANSACTIONS

	For the nine months ended September 30, 2025 (Unaudited)	For the nine months ended September 30, 2024 (Unaudited)
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$-	$6,000

Joshua Sew [2]
- Director Allowance	$3,531	$-

Agnes Chua [2]
- Director Allowance	$699	$-

Loke Weng Chan [3]
- Director Allowance	$942	$-

Loke Yu [4]
- Salary	$16,960	$-
- Consulting Fee	$72,630	$-
	89,590

Khoo Ghi Geok [5]
- Accounting Fee	$13,599	$10,500

[1]	Mr. Joshua and Ms. Agnes, the Company Chief Executive Officer and Chief Financial Officer, are the directors of Jocom MShopping Sdn. Bhd. Mr. Joshua and Ms. Agnes resigned from all positions in the Company on August 22, 2025.

[2]	Mr. Joshua Sew and Ms Agnes Chua are the Company directors. Mr. Joshua and Ms. Agnes resigned from all positions in the Company on August 22, 2025.

[3]	Mr. Loke Weng Chan was appointed as the Company director on August 22, 2025.

[4]	Mr Loke Yu was appointed on March 1, 2025 as a consultant where he will be leading the Company’s long term acquisition strategies. Thereafter, Mr Loke Yu was appointed as Chief Executive Officer and Chief Financial Officer of the Company on August 22, 2025.

[5]	Ms. Khoo Ghi Geok purchased a total of 10,000 shares of common stock in the Initial Public Offering at a price of $1.00 per share on August 20, 2023.

12. COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company has no commitments or contingencies involved.

13. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the six months ended September 30, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenues and its accounts receivable balance at period-end are presented as follows:

	For the nine months ended September 30, 2025			For the nine months ended September 30, 2024
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$-	-%	$-	$6,000	33%	$-
Customer B	$-	-%	$-	$12,000	67%	$-
	$-	-%	$-	$18,000	100%	$-

(b) Major suppliers

For the six months ended September 30, 2025, and 2024, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at period-end.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Business Unit:

	For the nine months ended September 30, 2025
	Investment Holding	Software Solution	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net loss before taxation	$(19,675)	$(107,144)	$(126,819)

Total assets	$348,791	$22,987	$371,778

	For the nine months ended September 30, 2024
	Investment Holding	Software Solution	Total

Revenue	-	$18,000	$18,000
Cost of revenue	-	-	-
Depreciation and amortization	-	$-	$-
Net profit before taxation	$4,297	$32,921	$37,218

Total assets	$2,829	$11,169	$13,998

By Geography:

	For the nine months ended September 30, 2025
	US	Malaysia	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net loss before taxation	$(19,675)	$(107,144)	$(126,819)

Total assets	$348,791	$22,987	$371,778

	For the nine months ended September 30, 2024
	US	Malaysia	Total

Revenue	$-	$18,000	$18,000
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net profit before taxation	$4,297	$32,921	$37,218

Total assets	$2,829	$11,169	$13,998

*	Revenues and costs are attributed to countries based on the location of customers.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated April 8, 2024, for the period ended September 30, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

For the nine months ended September 30, 2025 and September 30, 2024

Revenues

The Company generated revenue of $Nil and $18,000 for the nine months ended September 30, 2025 and 2024 respectively. The revenue was a result of a service fee paid by a client to carry out data analytic services on the Southeast Asian online grocery market via our software solution.

Cost of Revenue and Gross Profit

For the nine months ended September 30, 2025 and 2024, the Company did not have any cost of revenue. The Company generated gross profits of $Nil and $18,000 respectively for the nine months ended September 30, 2025 and 2024.

Other Income

For the nine months ended September 30, 2025 and 2024, the Company generated other income of $87,095 and $99,383 from waiver given on liabilities and foreign currency variations and reversal of doubtful debts.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 and 2024 amounted to $213,914 and $80,165 respectively.

Net Profit/ (Loss)

The net loss was $126,819 for the nine months ended September 30, 2025 as compared to net profit of $37,218 for the nine months ended September 30, 2024. The decrease in the net profit was mainly from higher operational expenses in which the company is moving in to long term strategies on acquisitions.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $22,987 as compared to $10,696, as of June 30, 2024. We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Generated / Used In Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $479,644 and net cash generated from operating activities is $10,493 for the nine months ended September 30, 2024. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Generated/ Used In Investing Activity

For the period from January 1, 2025 to September 30, 2025, the net cash generated from investing activity was $1 and for the period from January 1, 2024 to September 30, 2024, there was no cash used for the investing activity.

Cash Generated/ Used in Financing Activity

For the period from January 1, 2025 to September 30, 2025, net cash generated financing activity of $800,000 was from the proceed from issuance of common stocks.

For the period from January 1, 2024 to September 30, 2024, there was no net cash used in the financing activity.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iv) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of September 30, 2025.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between the period of July 7, 2025 to July 7, 2025, the Company issued 1,000,000 shares of restricted common stock to 1 foreign party, all of which do not reside in the United States. A total of 1,000,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $100,000 went to the Company to be used as working capital.

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

Jocom Holdings Corp.
(Name of Registrant)

Date: November 14, 2025
	By:	/s/ LOKE WENG CHAN
	Title:	President, Secretary, Treasurer, Managing Director

