Form 10-K
period 2025-12-31
JOCOM HOLDINGS CORP.
filed 2026-04-16
CIK 1907425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

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

Registrant’s phone number, including area code +6012 3637298

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates on June 30, 2025 (the last business day of our most recently completed second fiscal quarter) was $12,602,990 based on the average bid and asked price of $1.18.

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2025
Common Stock, $.0001 par value	65,680,500

Jocom Holdings Corp.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

Data Analytic Software Solution

Jocom Holdings Corp currently provides data analytic services in relation to analyzing customers’ buying patterns as it relates to grocery items.. It also makes predictions on customers’ consumption manners, and assists e-commerce businesses and grocery retailers in optimizing their product placements with customers. The services are provided through using in house developed data analytic software solution namely “JOCOM AI Smart Platform”, which was developed by our previous CEO, Mr. Sew based on his past experience in the software development and fresh grocery industry. JOCOM AI Smart Platform is a subscription-based web software. Our sole client at this time, who is also a related party of the Issuer, is an e-commerce platform operator located in Malaysia. In the future we plan to expand our services to additional customers and to customers in other geographic regions in Southeast Asia.

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

Employees

As of December 31, 2025, the company has a total of 2 full-time employees at our headquarter office in Kuala Lumpur, Malaysia which includes our President, Secretary, Treasurer, Managing Director and Director, Mr. Weng Chan, Loke, and our Chief Executive Officer and Chief Financial Officer, Dr. Jimmy Loke. Currently, all of our employees, Officers and/or Directors have the flexibility to work on our business up to 30 hours per week, but are prepared to devote more time if necessary.

As our business and operations increase, we plan to hire full time management, technical and administrative support personnel. Our CEO, Dr. Jimmy Loke, who is a fellow member of The Institute of Chartered Accountants in England & Wales and holds a degree of Doctor of Business Administration from University of South Australia. Dr. Loke has over 50 years of experiences in auditing, corporate governance, corporate advisory services, forensic investigations, marketing & financial management, M & A, IPO etc. His peak achievement was overseeing 22 public listed companies as an Independent Non-Executive Director. Dr. Loke is the Founding President of the Malaysia Independent Non-Executive Director Association.

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

Fiscal Year 2025	High Bid	Low Bid
First Quarter	$1.18	$1.18
Second Quarter	$1.18	$1.18
Third Quarter	$1.18	$1.18
Fourth Quarter	$1.18	$1.18

Holders

As of December 31, 2025, we had 65,680,500 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 66 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2025.

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

We provide data analytic services, which cover customer behavior and predictive customer analysis. Our inhouse data analytic software solution, namely “JOCOM AI Smart Platform”, is developed by our previous CEO, Mr. Sew, through his past experience in software development and the fresh grocery industry. JOCOM AI Smart Platform is a subscription based web software. Via our wholly owned subsidiary, Jocom Holdings Corp., we own the rights to a propriety analytics platform, “JOCOM AI SMART PLATFORM”, referred to herein as “the Software”, which analyzes buying patterns and customer behaviors of consumers of grocery items within Malaysia. We also have an interface that allows users to purchase and schedule grocery delivery. Our Software is able to integrate on our interface and analyze data from the interface. Amongst other things, the Software can analyze customer behaviors, predict customers behaviors, and optimize product placement.

Mr. Sew resigned as CEO of the Company and Dr. Jimmy Loke was appointed as CEO and Chief Financial Officer with effect from August 22, 2025.

The Board of Directors is currently reviewing the business operations and our new CEO, Dr. Jimmy Loke, will continue to explore the market for the JOCOM AI Smart Platform services. However, the future emphasis of the business will be expansion through business combinations to generate sustainable income for the group. It is anticipated that Dr. Loke will be able to conclude some business combinations currently under negotiation in the second quarter of 2026.

On June 8,2025, the Company entered into a non-disclosure and non-legal binding agreement to acquire a biotech company in China which is still being negotiated and subject to further due diligence. Currently, the Company is engaged, in confidence, in negotiation of a collaboration with an AI insect repellent system vendor which will generate sustainable income for the group. More announcements will be made when the agreements are concluded, and shareholders are advised not to speculate until formal announcements are made.

Our office and mailing address is Unit No. 11-1, Level 11, Tower 3, Avenue 3, Bangsar South, No. 8 Jalan Kerinchi, 59200, Kuala Lumpur.

Results of Operations for the year ended December 31, 2025 and 2024

Revenue

The Company generated revenue of $Nil was due to the change of directors and directions of the company and $24,000 for the year ended December 31, 2025 and 2024.

Cost of Revenue and Gross Margin

For the year ended December 31, 2025 and 2024, the Company did not have any cost of revenue. The Company generated gross profits of $Nil and $24,000 for the year ended December 31, 2025 and 2024.

Other Income

For the year ended December 31, 2025, the Company generated other income of $97,378 which $67,987 were from waiver given on liability and the rest of foreign currency variation. For the year ended December 31, 2024, the Company generated other income of $131,674 from foreign currency variations.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 and 2024 amounted to $937,220 and $87,155 respectively. The high general and administrative expenses for year ended December 31, 2025 were from cost related to new management as well as restructuring of business and also impairment of receivables and deposits of USD648,000.

Net profit/loss

The net loss for the year ended December 31, 2025 was $839,842 as compared to net profit $68,519 for the year ended December 31, 2024. The increase in loss was mainly due to the cost related to new management as well as restructuring of business and also impairment of receivables and deposits of USD648,000.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $11,220 as compared to $2,481 for the year ended December 31, 2024. We expect increased levels of operations going forward will result in more significant cash flow.

We depend substantially on financing activities to provide us with the liquidity and capital resources we need to meet our working capital requirements and to make capital investments in connection with ongoing operations.

Cash Provided by/Used In Operating Activities

For the year ended December 31, 2025 net cash used in operating activities was $491,306 whereas for the year ended December 31, 2024, net cash provided by operating activities is $2,280. The cash used in operating activities was mainly for payment of general and administrative expenses.

Cash Provided by/Used In Financing Activities

For the year ended December 31, 2025, net cash provided by financing activity were $500,000 from the proceeds from issuance of common stocks whereas for the year ended December 31, 2024, net cash used in financing activities was $Nil.

Cash provided by/used in Investing Activity

During the year ended December 31, 2025 and 2024, there is no net cash used in/provided by investing activity.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Critical Accounting Policies and Estimates

In preparing our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition has the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules requiring us to make judgments and estimates, and consequently, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

Recent accounting pronouncements

Refer to Note 2 in the accompanying consolidated financial statements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Yu Loke (“Jimmy”)	75	Chief Executive Officer, and Chief Financial Officer
Weng Chan Loke	62	President, Secretary, Treasurer, Managing Director and Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Yu Loke (“Jimmy”) – Chief Executive Officer, and Chief Financial Officer

Dr. Jimmy LOKE is a Fellow member of The Institute of Chartered Accountants in England & Wales and holds a degree of Doctor of Business Administration from University of South Australia.

Dr. Loke has over 50 years of experiences in auditing, corporate governance, corporate advisory services, forensic investigations, marketing & financial management, M & A, IPO etc. His peak achievement was overseeing 22 public listed companies as an Independent Non-Executive Director. Dr. Loke is the Founding President of the Malaysia Independent Non-Executive Director Association. Dr Loke is also an adjunct professor at HELP University Malaysia.

Weng Chan Loke – President, Secretary, Treasurer, Managing Director and Director

Weng Chan Loke, who graduated with a Bachelors Degree in Accounting and Finance from the University of Malaysia in 1976, was previously Unit Manager by Aetna Insurance Malaysia between 1978 and 1990, He started his startup in 1991, Hymajor Auto Parts, with 2 partners in Kuala Lumpur, Malaysia. dealing with import and export auto car air conditioning parts, after several years of operation, the company has been awarded Malaysian branch agent by Denso Japan, It is also authorized by Malaysian Land Rover to be responsible for assembling Land Rover Air Conditioning.

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

Summary Compensation Table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yu Loke	2025	55,509.68	-	-	-	-	-	-	55,509.68
(Chief Executive Officer, and Chief Financial Officer)	2024	-	-	-	-	-	-	-	-
Weng Chan Loke	2025	-	-	-	-	-	-	2,954	2,954
(President, Secretary, Treasurer, Managing Director and Director)	2024	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2025, the Company has 65,680,500 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of December 31, 2025, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Nil

5% or greater shareholders (excluding officers/directors)
Chu Hon Pong	54,000,000	82.22%	82.22%

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

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Audit fees	$24,500	$24,819
Audit-related fees	-	-
Tax fees	2,720	2,939
All other fees	-	-
Total	$44,445	$24,343

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

JOCOM HOLDINGS CORP.
(Name of Registrant)

Date: April 15, 2026	By:	/s/ Weng Chan Loke
	Title:	President, Secretary, Treasurer, Managing Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Jocom Holdings Corp.

Unit No. 11-1, Level 11, Tower 3, Avenue 3

Bangsar South, No. 8, Jalan Kerinchi

59200 Kuala Lumpur, Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jocom Holdings Corp. (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income/(loss), consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the each of the years in the two-year period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the each of the years in the two-year period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Subtantial Doubt About the Entity’s Ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of 31 December 2025, the Company incurred net loss of $839,842 for the year and suffered an accumulated losses of $1,488,688. The company has a capital deficiency of $106,240 and has incurred a negative cash flow from operating activities of $491,306. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kuala Lumpur, Malaysia

April 15, 2026

PCAOB ID: 6723

JOCOM HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 and 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of December 31, 2025	As of December 31, 2024

ASSETS
NON-CURRENT ASSETS
Intangible asset	-	1
Plant and equipment, net	-	-
Total Non-Current Assets	$-	$1

CURRENT ASSETS
Cash and bank balances	11,220	2,481
Deposits and prepayment	4,579	5,790
Other receivable	41	-
Total Current Assets	$15,840	$8,271

TOTAL ASSETS	$15,840	$8,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accruals (including $92,487 and $26,464 to related party as of December 31, 2025, and 2024 respectively)	120,700	69,434
Amount due to directors	-	6,019
Income tax payable	1,380	1,380
Leased Liabilities	-	-
TOTAL CURRENT LIABILITIES	$122,080	$76,833

TOTAL LIABILITIES	$122,080	$76,833

STOCKHOLDERS’ EQUITY
SHAREHOLDER EQUITY
Preferred shares, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding	-	-
Common Shares, par value $0.0001; 600,000,000 shares authorized, 65,680,500 shares issued and outstanding as of December 31, 2025 as compared to 57,680,500 shares issued and outstanding as of December 31, 2024.	6,568	5,768
Additional paid-in capital	1,369,332	570,132
Subscription receivable	-	-
Exchange translation reserve	6,548	67
Accumulated losses	(1,488,688)	(644,528)
TOTAL STOCKHOLDERS’ EQUITY	$(106,240)	$(68,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,840	$8,272

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

FOR YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	December 31, 2025	December 31, 2024

Revenue (Including $Nill and $6,000 revenue to related party for the year ended December 31, 2025 and 2024 respectively)	$-	$24,000

Gross profit	-	24,000

Other Income	97,378	131,674

Operating expenses:
General and administrative expenses(including $152,549 and $10,500 of general and administrative expenses to related party for the year ended December 31, 2025 and 2024 respectively)	(937,220)	(87,155)

(Loss)/Profit before income tax	(839,842)	68,519

Income tax expense	-	-

Net loss/(profit) from continuing operations	$(839,842)	$68,519

Net loss/(profit) from discontinued operations
Loss from discontinued operations, net of tax	(4,318)	-

Net (loss)/profit	(844,160)	68,519
Other comprehensive loss:

- Foreign currency translation gain	6,481	67

Comprehensive (loss)/ profit	$(837,679)	$68,586

Net loss per share - Basic and diluted	-	-

Weighted average number of common shares outstanding - Basic and diluted	64,632,881	57,680,500

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	Common Stock		Additional			Exchange
	Number of Shares	Amount	Paid-In Capital	Accumulated Losses	Subscription Receivable	Translation Reserve	Total Equity

Balance as of December 31, 2023 (Audited)	57,680,500	5,768	570,132	(713,047)	-	-	(137,147)

Exchange Translation Reserve	-	-	-	-	-	67	67

Net profit for the year 2024	-	-	-	68,519	-	-	68,519

Balance as of December 31, 2024 (Audited)	57,680,500	5,768	570,132	(644,528)	-	67	(68,561)

Shares issued in the Unregistered Sales of Equity Securities completed on 24 June 2025 at $0.10 per share	7,000,000	700	699,300	-	-	-	700,000

Shares issued in the Unregistered Sales of Equity Securities completed on 26 June 2025 at $0.10 per share	1,000,000	100	99,900	-	-	-	100,000

Closure of subsidiary	-	-	-	(4,318)	-	-	(4,318)

Subscription receivable	-	-	-	-	-	-	-

Exchange Translation Reserve	-	-	-	-	-	6,481	6,481

Net loss for the year 2025	-	-	-	(839,842)	-	-	(839,842)

Balance as of December 31, 2025 (Audited)	65,680,500	6,568	1,369,332	(1,488,688)	-	6,548	(106,240)

See accompanying notes to consolidated financial statements

JOCOM HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

(Audited)

	For the year ended December 31, 2025	For the year ended December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/profit	$(839,842)	$68,519

Adjustments to reconcile net (loss)/profit to net cash used in operating activities:
Allowance for doubtful debt	$-	$-
Assets written off expense	$1	$-
Impairment on receivables and deposits	$648,000	$-
Loss on write off of investment	$2,120	$-
Reversal of allowance for doubtful debt	$-	$(80,373)
Depreciation and amortisation	$-	$-
Interest expense	$-	$-

Changes in operating assets and liabilities:
Trade receivable	$-	$80,373
Other receivable	$(41)	$-
Deposits and prepayment	$(346,789)	$(5,429)
Other payables and accruals	$45,245	$(63,372)
Amount due to directors	$-	$2,562
Net cash (used in)/provided by operating activities	$(491,306)	$2,280

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stocks	$800,000	$-
Subscription receivable	$(300,000)	$-
Net cash provided by financing activities	$500,000	$-

Effect of exchange rate changes on cash and cash equivalent	$45	$67

Net increase in cash and cash equivalents	$8,739	$2,347
Cash and cash equivalents, beginning of year	$2,481	$134
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$11,220	$2,481
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Initial recognition of operating lease right-of-use assets and operating lease obligations by a lessee	$-	$-
Distribution of real estate held for sale to a non-controlling interest for acquisition of noncontrolling interest’s shares in a subsidiary and settlement of noncontrolling interest’s loan	$-	$-

See accompanying notes to consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

Basis of presentation

The consolidated financial statements for Jocom Holdings Corp. and its subsidiaries for the year ended December 31, 2025 is prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Jocom Holdings Corp. and its wholly owned subsidiaries, Jocom Holdings Corp. Intercompany accounts and transactions have been eliminated on consolidation. The Company has adopted December 31 as its fiscal year end.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries in which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated upon consolidation.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, as of December 31, 2025, the Company incurred net loss of $839,842 for the year and suffered an accumulated losses of $1,488,688. The company has a capital deficiency of $106,240 and has incurred a negative cash flow from operating activities of $491,306. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

Revenue recognition

The Company follows the guidance of ASC 606, “Revenue from Contracts”. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients (see Note 10).

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

FOR YEAR ENDED DECEMBER 31, 2025 AND 2024

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective years:

	As of and for the year ended December 31,
	2025	2024

Year-end RM: US$1 exchange rate	4.062	4.476
Year-average RM: US$1 exchange rate	4.278	4.563

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Income taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.”

The Company conducts major businesses in Labuan and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file separate tax returns that are subject to examination by the foreign tax authorities.

The Company adopted the ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

Accounting Standards Adopted in 2025

Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard was issued to improve transparency and decision usefulness of income tax disclosures by providing information that helps investors better understand how an entity’s operations, tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update primarily relate to requiring greater disaggregated disclosure of information in the rate reconciliation, income taxes paid, income (loss) from continuing operations before income tax expense (benefit), and income tax expense (benefit) from continuing operations. The ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The standard can be applied prospectively or retrospectively. The Company adopted this ASU prospectively in the fourth quarter of 2025, and the required disclosures are included in Note 12, Income Taxes.

Accounting Standards not yet Adopted

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

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its consolidated financial statements.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

On June 24, 2025, the Company issued 7,000,000 shares of restricted common stock to 5 foreign parties, all of which do not reside in the United States. A total of 7,000,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $700,000 went to the Company to be used as working capital.

On June 26, 2025, the Company issued 1,000,000 shares of restricted common stock to 1 foreign parties, all of which do not reside in the United States. A total of 1,000,000 shares of restricted common stock were sold at a price of $0.10 per share. The total proceeds to the Company amounted to a total of $100,000 went to the Company to be used as working capital.

As of December 31, 2025 and 2024 the Company has an issued and outstanding common share of 65,680,500 and 57,680,500 respectively.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. INTANGIBLE ASSET

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
At cost:	$-	$1
AI Smart Platform	$-	$1

5. CASH AND CASH EQUIVALENTS

As at December 31, 2025, and December 31, 2024, the Company recorded cash and cash equivalents of $11,220 and $2,481 respectively which consists of cash on hand and bank balances.

6. DEPOSITS AND PREPAYMENT

Deposits and prepayment consisted of the following as of December 31, 2025, and December 31, 2024.

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Deposits	348,000	369
Prepayment	4,579	5,421
	352,579	5,790
Less: impairment	(348,000)	-
Total deposits and prepayment	4,579	5,790

The deposits and prepayment as of December 31, 2025 and 2024 was $4,579 and $5,790 respectively.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following as of December 31, 2025, and December 31, 2024.

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Other payables	$103,980	$52,127
Accruals	$16,720	$17,307
Total other payables and accruals	$120,700	$69,434

As of December 31, 2025, and 2024, other payables of $92,487 and $26,464 were related party balances. The amount is unsecured, interest-free and repayable on demand.

8. AMOUNT DUE TO DIRECTORS

Amount due to directors consisted of the following as of December 31,2025, and December 31, 2024.

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Amount due to directors	$-	$6,019
Total amount due to directors	$-	$6,019

As of December 31, 2025 and 2024, the amount of $Nil and $6,019 were mainly on behalf payment by directors. The amount is unsecured, interest-free and repayable on demand.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. SUBSCRIPTION RECEIVABLE

Subscription receivable consisted of the following as of December 31,2025, and December 31,2024.

	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Subscription receivables	$300,000	$-
Less: impairment	$(300,000)	-
Total subscription receivable	$-	$-

Subscription receivables represent amounts due from Artistic Mark Limited. As of December 31, 2025, these balances have been fully impaired, as they are considered not recoverable.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, by applying the five-step model to all contracts with customers: (i) identification of the contract, (ii) identification of performance obligations, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenue is derived from the a service fee paid by a client to carry out data analytic services in the Southeast Asia online grocery market. Each contract specifies the services to be delivered, the total consideration, and the applicable payment terms.

Performance obligations generally consist of providing access to features, functionalities and content associated with Jocom AI Platform. The Company evaluates whether such services are distinct and accounts for them as separate performance obligations if appropriate.

The transaction price is determined based on the consideration specified in the contract, which may include fixed amounts.

Revenue is recognized when control of the promised goods or services is transferred to the customer. Revenue from subscription fee is typically recognized over time on a straight-line basis over the service period.

The Company’s payment terms vary by contract but generally require payment within a specified period following invoicing.

Disaggregation of revenue

The table below shows the revenue disaggregation by type of services for the year ended December 31, 2025 and 2024:

Revenue disaggregation by type of services	As of December 31, 2025 (Audited)	As of December 31, 2024 (Audited)
Subscription fee (over time)	-	24,000
	-	24,000

11. INCOME TAXES

For the year ended December 31, 2025, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Tax jurisdictions from:
Local	$(697,641)	(30,441)
Foreign, representing
- Labuan	$(140,889)	101,427)
- Malaysia (other than Labuan)	$(1,312)	$(2,467
(Loss)/Profit before income tax	$(839,842)	68,519)

The provision for income taxes consisted of the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Current:
- Local	$-	$-
-Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2025, the operations in the United States of America incurred $1,293,835 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2041, if unutilized.

Labuan

Under the current laws of the Labuan, Jocom Holdings Corp.is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Malaysia (Other than Labuan)

Under the current laws of Malaysia, JHC Digital Sdn. Bhd. is governed under the Income Tax Act, 1967. The tax charge for such company is based on 24% of net audited profit.

For the year ended December 31, 2025 and December 31, 2024, the cash paid for income taxes of the Company were nil.

Effective and Statutory Rate Reconciliation

The reconciliation of the federal statutory income tax amount and rate to the Company’s effective tax rate for the year ended December 31, 2025 and for the period ended December 31, 2024 is as follows:

	For the year ended December 31, 2025 (Audited)		For the year ended December 31, 2024 (Audited)
	Amount	Percent	Amount	Percent
(Loss)/Profit before income taxes	(839,842)		68,519
Statutory federal income tax rate	(176,367)	21.0%	14,389	21%
State and local income tax, net of federal income tax effect	146,505	-17.4%	6,393	9.3%
Effect of foreign tax rate difference
Labuan Malaysia
- Changes in valuation allowances	4,227	-0.5%	(3,043)	-4.4%
- Foreign rate difference	25,360	-3.0%	(18,257)	-26.6%
Malaysia
- Changes in valuation allowances	314.88	-0.1%	592	0.8%
- Foreign rate difference	-39.36	0.0%	-74	-0.1%
	-	-	-	-

For the year ended December 31, 2025 and the period ended December 31, 2024, the cash paid for income taxes of the Company were nil.

Deferred taxes of the Company are as follows:

	For the year ended December 31, 2025 (Audited)	For the year ended December 31, 2024 (Audited)
Deferred tax assets
Net operating loss (NOL) carryforwards:
- Local	1,293,835	598,731
- Labuan	188,305	47,783
- Malaysia	-	11,253
Gross deferred tax assets	1,482,140	657,767
Less: Valuation allowance	(1,482,140)	(657,767)
	-	-

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12. RELATED PARTY TRANSACTIONS

	As of December 31, 2025	As of December 31, 2024
Jocom MShopping Sdn. Bhd.[1]
- Revenue	$-	$6,000

Joshua Sew [2]
- Director Allowance	$3,531	$-

Agnes Chua [2]
- Director Allowance	$699	$-

Loke Weng Chan [3]
- Director Allowance	$2,954	$-

Loke Yu [4]
- Salary	$55,510	$-
- Consulting Fee	$72,630	$-
	128,140	-
Khoo Ghi Geok [5]
- Accounting Fee	$17,225	$10,500

[1]	Mr. Joshua and Ms. Agnes, the Company Chief Executive Officer and Chief Financial Officer, are the directors of Jocom MShopping Sdn. Bhd. Mr. Joshua and Ms. Agnes resigned from all positions in the Company on August 22, 2025.

[2]	Mr. Joshua Sew and Ms Agnes Chua are the Company directors. Mr. Joshua and Ms. Agnes resigned from all positions in the Company on August 22, 2025.

[3]	Mr. Loke Weng Chan was appointed as the Company director on August 22, 2025.

[4]	Mr Loke Yu was appointed on March 1, 2025 as a consultant where he will be leading the Company’s long term acquisition strategies. Thereafter, Mr Loke Yu was appointed as Chief Executive Officer and Chief Financial Officer of the Company on August 22, 2025.

[5]	Ms. Khoo Ghi Geok purchased a total of 10,000 shares of common stock in the Initial Public Offering at a price of $1.00 per share on August 20, 2023.

13. COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, and December 31, 2024, the Company has no commitments or contingencies involved.

JOCOM HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14. CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

(a) Major customers

For the year ended December 31, 2025 and 2024, the customers who accounted for 10% or more of the Company’s revenue and its accounts receivable balance at year end are presented as follows:

	For the year ended December 31, 2025			For the year ended December 31, 2024
	Revenue	Percentage of revenue	Account Receivable-Trade	Revenue	Percentage of revenue	Account Receivable-Trade

Customer A	$-	-%	$-	$6,000	25%	$-
Customer B	$-	-%	$-	$18,000	75	$-
	$-	-%	$-	$24,000	100%	$-

(b) Major suppliers

For the year ended December 31, 2025, and year ended December 31, 2024, there is no vendor who accounted for 10% or more of the Company’s purchase and the accounts payable balances at year end.

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

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

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

The Company had no inter-segment sales for the periods presented. Summarized financial information concerning the Company’s reportable segments is shown as below:

By Business Unit:

	For the year ended December 31, 2025
	Investment Holding	Software Solution	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net profit/(loss) before taxation	$(697,641)	$(142,201)	$(839,842)

Total assets	$4,620	$11,220	$15,840

	For the year ended December 31, 2024
	Investment Holding	Software Solution	Total

Revenue	-	$24,000	$24,000
Cost of revenue	-	-	-
Depreciation and amortization	-	$-	$-
Net loss before taxation	$(35,445)	$103,964	$68,519

Total assets	$7,654	$618	$8,272

By Geography:

	For the year ended December 31, 2025
	US	Malaysia	Total

Revenue	$-	$-	$-
Cost of revenue	-	-	-
Depreciation and amortization	$-	$-	$-
Net profit/(loss) before taxation	$(697,641)	$(142,201)	$(839,842)

Total assets	$4,620	$11,220	$15,840

	For the year ended December 31, 2024
	US	Malaysia	Total

Revenue	-	$24,000	$24,000
Cost of revenue	-	-	-
Depreciation and amortization	-	$-	$-
Net loss before taxation	$(32,978)	$101,497	$68,519

Total assets	$5,421	$2,851	$8,272

*	Revenues and costs are attributed to countries based on the location of customers.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure.

